Form 10-Q
period 1995-03-31
FIDELITY LEASING INCOME FUND III LP
filed 1995-05-11
CIK 786470

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-15765

                       Fidelity Leasing Income Fund III, L.P.
_______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       51-0292194
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

          250 King of Prussia Road, Radnor, PA       19087
_______________________________________________________________________________
       (Address of principal executive offices)   (Zip code)

                                (610) 964-7102
_______________________________________________________________________________
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such fil-ing requirements for the past 90 days.

Yes  __X__  No _____



















                                Page 1 of 10
Part I:  Financial Information
Item 1:  Financial Statements

                     FIDELITY LEASING INCOME FUND III, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             1995                     1994
                                         _____________            ____________

Cash and cash equivalents                $  838,844               $  771,837

Accounts receivable                         286,113                  168,167

Interest receivable                           1,103                    2,388

Due from related parties                     16,985                   32,941

Equipment under operating leases
(net of accumulated depreciation
of $8,552,169 and $11,077,285,
respectively)                             1,001,609                1,495,382

Equipment held for sale or lease             49,440                  146,510
                                         __________               __________

       Total assets                      $2,194,094               $2,617,225
                                         ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance         $  111,587               $  114,603

     Accounts payable and
      accrued expenses                       47,362                   57,988
                                         __________               __________
       Total liabilities                    158,949                  172,591

Partners' capital                         2,035,145                2,444,634
                                         __________               __________
       Total liabilities and
       partners' capital                 $2,194,094               $2,617,225
                                         ==========               ==========












The accompanying notes are an integral part of these financial statements.


                                       2
                      FIDELITY LEASING INCOME FUND III, L.P.

                             STATEMENTS OF OPERATIONS

                For the three months ended March 31, 1995 and 1994

                                   (Unaudited)

                                                    1995              1994
                                                  ________          ________

Income:
     Rentals                                      $615,961        $  966,486
     Interest                                       12,453            13,763
     Gain on sale of equipment, net                134,666           153,545
     Other                                           2,324               987
                                                  ________        __________

                                                   765,404         1,134,781
                                                  ________        __________


Expenses:
     Depreciation                                  322,554           729,292
     General and administrative                     61,264            88,062
                                                  ________        __________

                                                   383,818           817,354
                                                  ________        __________

Net income                                        $381,586        $  317,427
                                                  ========        ==========


Net income per equivalent
  limited partnership unit                        $  31.90        $    17.17
                                                  ========        ==========


Weighted average number of
  equivalent limited partnership
  units outstanding during the period               11,656            17,835
                                                  ========        ==========

















The accompanying notes are an integral part of these financial statements.


                                       3
                     FIDELITY LEASING INCOME FUND III, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 1995

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1995         $ 7,154     62,215   $2,437,480    $2,444,634

Redemptions                         -          (457)      (9,782)       (9,782)

Cash distributions                (7,813)      -        (773,480)     (781,293)

Net income                         9,734       -         371,852       381,586
                                 _______     ______   __________    __________

Balance, March 31, 1995          $ 9,075     61,758   $2,026,070    $2,035,145
                                 =======     ======   ==========    ==========





































The accompanying notes are an integral part of these financial statements.


                                       4
                     FIDELITY LEASING INCOME FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 1995 and 1994

                                  (Unaudited)

                                                      1995          1994
                                                    ________      ________
Cash flows from operating activities:
     Net income                                     $381,586    $  317,427
                                                    ________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    322,554       729,292
     Gain on sale of equipment, net                 (134,666)     (153,545)
     (Increase) decrease in accounts receivable     (117,946)       88,603
     (Increase) decrease in due from related parties  15,956        84,887
     Increase (decrease) in accounts payable and
      accrued expenses                               (10,626)       28,289
     Increase (decrease) in due to related parties      -           50,172
     Increase (decrease) in other, net                (1,731)       (3,703)
                                                    ________    __________
                                                      73,541       823,995
                                                    ________    __________

     Net cash provided by operating activities       455,127     1,141,422
                                                    ________    __________


Cash flows from investing activities:
     Acquisition of equipment                           (975)     (128,596)
     Maturity of investment securities held
      to maturity                                       -              149
     Proceeds from sale of equipment                 403,930       218,707
                                                    ________    __________

     Net cash provided by investing activities       402,955        90,260
                                                    ________    __________

Cash flows from financing activities:
     Distributions                                  (781,293)   (1,362,059)
     Redemptions of capital                           (9,782)      (72,132)
                                                    ________    __________

     Net cash used in financing activities          (791,075)   (1,434,191)
                                                    ________    __________

     Increase (decrease) in cash and cash
      equivalents                                     67,007      (202,509)

     Cash and cash equivalents, beginning
      of period                                      771,837     1,464,694
                                                    ________    __________

     Cash and cash equivalents, end of period       $838,844    $1,262,185
                                                    ========    ==========


The accompanying notes are an integral part of these financial statements.

                                       5
                     FIDELITY LEASING INCOME FUND III, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1995

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 12 to 48 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review periodi-cally the expected economic life of its rental equipment in order to deter-mine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review.

    The future approximate minimum rentals to be received on noncancellable operating leases as of March 31, 1995 are as follows:

                 Years Ending December 31               Minimum Rentals
                 ________________________               _______________

                           1995                             $209,000
                           1996                              270,000
                           1997                               98,000
                                                            ________

                                                            $577,000
                                                            ========

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 6% or 3% of gross rental payments from equip-ment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acqui-sition fees.









                                       6
                     FIDELITY LEASING INCOME FUND III, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)


2.  RELATED PARTY TRANSACTIONS (Continued)

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three months ended March 31:

                                               1995                 1994
                                             ________             ________

          Management fee                     $36,918              $57,435
          Reimbursable costs                   6,342               16,109

    Amounts due from related parties at March 31, 1995 and December 31, 1994 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.

3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared a cash distribution of $973,400 in May 1995 for the three months ended March 31, 1995, to all admitted partners as of March 31, 1995.
































                                           7
                      FIDELITY LEASING INCOME FUND III, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund III, L.P. had revenues of $765,404 and $1,134,781 for the three months ended March 31, 1995 and 1994, respectively. Rental income from the leasing of computer peripheral equipment accounted for 80% and 85% of total revenues for the first quarter of 1995 and 1994, respec-tively. The decrease in revenues is primarily attributable to a decrease in rental income caused by equipment which came off lease since the first quarter of 1994 and was re-leased at lower rental rates or sold. Additionally, the Fund recognized a net gain on sale of equipment of $134,666 and $153,545 for the three months ended March 31, 1995 and 1994, respectively, which also accounted for the decrease in revenues in 1995.

    Expenses were $383,818 and $817,354 during the three months ended March 31, 1995 and 1994, respectively. Depreciation expense comprised 84% and 89% of total expenses during the first quarter of 1995 and 1994, respectively. The decrease in expenses between 1995 and 1994 is primarily attributable to a de-crease in depreciation expense. The decrease in depreciation expense was caused by equipment which came off lease or became fully depreciated since the first quarter of 1994. In addition, management fees, included in general and administrative expenses, decreased proportionate to the decrease in rental income.

    For the three months ended March 31, 1995 and 1994, the Fund had net income of $381,586 and $317,427, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $31.90 and $17.17 based on a weighted average number of equivalent limited partnership units outstanding of 11,656 and 17,835 for the quarter ended March 31, 1995 and 1994, respectively.

    The Fund generated funds from operations of $569,474 and $893,174, for the purpose of determining cash available for distribution and distributed $973,400 and $1,117,318 to partners for the first quarter of 1995 and 1994, respec-tively. The distributions for the three months ended March 31, 1995 and 1994 include $403,926 and $224,144, respectively, of sales proceeds and cash available from previous quarters which was not distributed.

ANALYSIS OF FINANCIAL CONDITION

    The General Partner has commenced the dissolution process for the Fund with the intent of fully liquidating the Fund by the end of 1996. The Fund contin-ues to consider the purchase of computer peripheral equipment, primarily up-grades to existing lease schedules, with cash available from operations which was not distributed to partners. The Fund purchased $975 and $128,596 of equipment during the three months ended March 31, 1995 and 1994, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.






                                           8
Part II:  Other Information


                      FIDELITY LEASING INCOME FUND III, L.P.

                                 March 31, 1995

Item 1.  Legal Proceedings: Inapplicable.

Item 2.  Changes in Securities: Inapplicable.

Item 3.  Defaults Upon Senior Securities: Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders: Inapplicable.

Item 5.  Other Information: Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  None

          b) Reports on Form 8-K:  None









































                                           9
                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

            FIDELITY LEASING INCOME FUND III, L.P.




            5-11-95     By:  P. Donald Mooney
            _______          ___________________________
            Date             P. Donald Mooney
                             President of
                             Fidelity Leasing Corporation
                             (Principal Operating Officer)




            5-11-95     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             Fidelity Leasing Corporation
                             (Principal Financial Officer)




































                                         10