Form 10-Q
period 1995-06-30
FIDELITY LEASING INCOME FUND III LP
filed 1995-08-10
CIK 786470

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995

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

Yes  __X__  No _____



















                                Page 1 of 11
Part I:  Financial Information
Item 1:  Financial Statements

                     FIDELITY LEASING INCOME FUND III, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                         (Unaudited)               (Audited)
                                           June 30,               December 31,
                                            1995                      1994
                                        _____________             ____________

Cash and cash equivalents                $  500,868               $  771,837

Accounts receivable                         100,392                  168,167

Interest receivable                              89                    2,388

Due from related parties                     45,993                   32,941

Equipment under operating leases
(net of accumulated depreciation
of $6,260,430 and $11,077,285,
respectively)                               583,060                1,495,382

Equipment held for sale or lease             63,400                  146,510
                                         __________               __________

       Total assets                      $1,293,802               $2,617,225
                                         ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance         $   99,766               $  114,603

     Accounts payable and
      accrued expenses                       54,825                   57,988
                                         __________               __________
       Total liabilities                    154,591                  172,591

Partners' capital                         1,139,211                2,444,634
                                         __________               __________
          Total liabilities and
           partners' capital             $1,293,802               $2,617,225
                                         ==========               ==========












The accompanying notes are an integral part of these financial statements.


                                       2
                      FIDELITY LEASING INCOME FUND III, L.P.

                             STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                   Three Months Ended        Six Months Ended
                                         June 30                  June 30
                                    1995        1994         1995        1994
                                    ____        ____         ____        ____

Income:
     Rentals                      $439,720    $928,235   $1,055,681  $1,894,721
     Interest                        9,962      13,013       22,415      26,776
     Gain on sale of equipment,
      net                            1,283      13,059      135,949     166,604
     Other                             631       2,673        2,955       3,660
                                  ________    ________   __________  __________

                                   451,596     956,980    1,217,000   2,091,761
                                  ________    ________   __________  __________


Expenses:
     Depreciation                  188,654     659,114      511,208   1,388,406
     Write-down of equipment to
      net realizable value         121,000        -         121,000        -
     General and administrative     28,109     133,266       46,113     147,784
     General and administrative to
      related party                  9,805      23,150       16,147      39,259
     Management fee to related
      party                         26,383      52,745       63,301     110,180
                                  ________    ________   __________  __________

                                   373,951     868,275      757,769   1,685,629
                                  ________    ________   __________  __________

Net income                        $ 77,645    $ 88,705   $  459,231  $  406,132
                                  ========    ========   ==========  ==========


Net income per equivalent
  limited partnership unit        $   7.02    $   5.12   $    40.36  $    23.01
                                  ========    ========   ==========  ==========


Weighted average number of
  equivalent limited partnership
  units outstanding during
  the period                        10,380      15,812       11,018      16,824
                                  ========    ========   ==========  ==========









The accompanying notes are an integral part of these financial statements.


                                       3
                     FIDELITY LEASING INCOME FUND III, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                     For the six months ended June 30, 1995

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1995         $ 7,154     62,215   $2,437,480    $2,444,634

Redemptions                         -          (472)      (9,961)       (9,961)

Cash distributions               (17,547)      -      (1,737,146)   (1,754,693)

Net income                        14,556       -         444,675       459,231
                                 _______     ______   __________    __________

Balance, June 30, 1995           $ 4,163     61,743   $1,135,048    $1,139,211
                                 =======     ======   ==========    ==========





































The accompanying notes are an integral part of these financial statements.


                                       4
                     FIDELITY LEASING INCOME FUND III, L.P.
                            STATEMENTS OF CASH FLOWS

                For the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                      1995          1994
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  459,231    $  406,132
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    511,208     1,388,406
     Write-down of equipment to
      net realizable value                           121,000          -
     Gain on sale of equipment, net                 (135,949)     (166,604)
     (Increase) decrease in accounts receivable       67,775        58,432
     (Increase) decrease in due from related parties (13,052)      113,284
     Increase (decrease) in lease rents
      paid in advance                                (14,837)      (51,000)
     Increase (decrease) in due to related parties      -           21,542
     Increase (decrease) in other, net                  (864)       (9,969)
                                                  __________    __________

                                                     535,281     1,354,091
                                                  __________    __________

     Net cash provided by operating activities       994,512     1,760,223
                                                  __________    __________


Cash flows from investing activities:
     Acquisition of equipment                           (975)     (181,144)
     Maturity of investment securities held
      to maturity                                       -          247,943
     Proceeds from sale of equipment                 500,148       246,278
                                                  __________    __________

     Net cash provided by investing activities       499,173       313,077
                                                  __________    __________

Cash flows from financing activities:
     Distributions                                (1,754,693)   (2,479,376)
     Redemptions of capital                           (9,961)      (73,658)
                                                  __________    __________

     Net cash used in financing activities        (1,764,654)   (2,553,034)
                                                  __________    __________

     Decrease in cash and cash
      equivalents                                   (270,969)     (479,734)

     Cash and cash equivalents, beginning
      of period                                      771,837     1,464,694
                                                  __________    __________

     Cash and cash equivalents, end of period     $  500,868    $  984,960
                                                  ==========    ==========

The accompanying notes are an integral part of these financial statements.

                                       5
                     FIDELITY LEASING INCOME FUND III, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1995

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1994 financial statements have been reclassified to conform to the presentation adopted in 1995.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 12 to 48 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to deter-mine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $121,000 and $-0-was charged to write-down of equipment to net realizable value for the six months ended June 30, 1995 and 1994, respectively. The General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equip-ment in future years. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The future approximate minimum rentals to be received on noncancellable operating leases as of June 30, 1995 are as follows:

                 Years Ending December 31               Minimum Rentals
                 ________________________               _______________

                           1995                             $495,000
                           1996                              256,000
                           1997                               97,000
                                                            ________

                                                            $848,000
                                                            ========





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

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and six months ended June 30, 1995 and 1994:

                                   Three Months Ended         Six Months Ended
                                         June 30                   June 30
                                    1995         1994         1995        1994
                                    ____         ____         ____        ____

          Management fee          $26,383      $32,154      $63,301     $65,055
          Reimbursable costs        9,805       26,951       16,147      50,705

    Amounts due from related parties at June 30, 1995 and December 31, 1994 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.

3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared and paid a cash distribution of $482,233 in August 1995 for the three months ended June 30, 1995, to all admitted partners as of June 30, 1995.





















                                           7
                      FIDELITY LEASING INCOME FUND III, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund III, L.P. had revenues of $451,596 and $956,980 for the three months ended June 30, 1995 and 1994, respectively, and $1,217,000 and $2,091,761 for the six months ended June 30, 1995 and 1994, respectively. Rental income from the leasing of computer peripheral equipment accounted for 97% of total revenues for the second quarter of both 1995 and 1994, and 87% and 91% for the first six months of 1995 and 1994, respectively. The decrease in revenues is primarily attributable to a decrease in rental income caused by equipment which came off lease since the second quarter of 1994 and was re-leased at lower rental rates or sold. Additionally, the Fund recognized a net gain on sale of equipment of $135,949 and $166,604 for the six months ended June 30, 1995 and 1994, respectively, which also accounted for the decrease in revenues in 1995.

    Expenses were $373,951 and $868,275 during the three months ended June 30, 1995 and 1994, respectively, and $757,769 and $1,685,629 for the first six months of 1995 and 1994, respectively. Depreciation expense comprised 50% and 76% of total expenses during the second quarter of 1995 and 1994, respectively, and 67% and 82% for the first six months of 1995 and 1994, respectively. The decrease in expenses between 1995 and 1994 is primarily attributable to a de-crease in depreciation expense. The decrease in depreciation expense was caused by equipment which came off lease or became fully depreciated since the second quarter of 1994. In addition, the decrease in equipment expenses incurred to remarket equipment which are included in general and adminis-trative expenses also contributed to the decline in expenses in 1995. Furthermore, management fees decreased proportionate to the decrease in rental income. However, the overall decrease in expenses in 1995 was offset by an increase in the write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $121,000 was charged to operations to write down equipment to its estimated net realizable value during the six months ended June 30, 1995 as compared to $-0- for the six months ended June 30, 1994. The General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    For the three months ended June 30, 1995 and 1994, the Fund had net income of $77,645 and $88,705, respectively. For the six months ended June 30, 1995 and 1994, the Fund had net income of $459,231 and $406,132, respectively.
The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $7.02 and $5.12 based on a weighted average number of equivalent limited partnership units outstanding of 10,380 and 15,812 for the quarter ended June 30, 1995 and 1994, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $40.36 and $23.01 based on a weighted average number of equiva-lent limited partnership units outstanding of 11,018 and 16,824 for the six months ended June 30, 1995 and 1994, respectively.







                                       8


                      FIDELITY LEASING INCOME FUND III, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated funds from operations of $386,016 and $734,760, for the purpose of determining cash available for distribution during the second quarter of 1995 and 1994, respectively, and distributed $482,233 and $781,812 to partners in August 1995 and 1994, respectively. For the six months ended June 30, 1995 and 1994, the Fund generated $955,490 and $1,627,934, respec-tively of funds from operations and distributed $973,400 and $1,117,319 to partners during the six months ended June 30, 1995 and 1994, respectively and $482,233 and $781,812 to partners in August 1995 and 1994, respectively. The distributions for the three and six months ended June 30, 1995 include $96,217 and $500,143, respectively, of sales proceeds and cash available from previous quarters which was not distributed.

ANALYSIS OF FINANCIAL CONDITION

    The General Partner has commenced the dissolution process for the Fund with the intent of fully liquidating the Fund by the end of 1996. The Fund contin-ues to consider the purchase of computer peripheral equipment, primarily up-grades to existing lease schedules, with cash available from operations which was not distributed to partners. The Fund purchased $975 and $181,144 of equipment during the six months ended June 30, 1995 and 1994, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.





























                                           9

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND III, L.P.

                                 June 30, 1995

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








































                                           10
                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

            FIDELITY LEASING INCOME FUND III, L.P.




            8-10-95     By:  P. Donald Mooney
            _______          ___________________________
            Date             P. Donald Mooney
                             President of
                             Fidelity Leasing Corporation
                             (Principal Operating Officer)




            8-10-95     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             Fidelity Leasing Corporation
                             (Principal Financial Officer)




































                                         11
                                    SIGNATURES

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




































                                         11