Form 10-Q
period 1995-09-30
FIDELITY LEASING INCOME FUND III LP
filed 1995-11-14
CIK 786470

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

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

                       FIDELITY LEASING INCOME FUND III, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                         (Unaudited)               (Audited)
                                        September 30,             December 31,
                                            1995                      1994
                                        _____________             ____________

Cash and cash equivalents                 $318,105                 $  771,837

Accounts receivable                        141,894                    168,167

Interest receivable                            106                      2,388

Due from related parties                     5,368                     32,941

Equipment under operating leases
(net of accumulated depreciation
of $6,236,668 and $11,077,285,
respectively)                              458,871                  1,495,382

Equipment held for sale or lease            20,477                    146,510
                                          ________                 __________

       Total assets                       $944,821                 $2,617,225
                                          ========                 ==========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $ 59,724                 $  114,603

     Accounts payable and
      accrued expenses                      19,329                     57,988

     Due to related parties                 11,175                       -
                                          ________                 __________

       Total liabilities                    90,228                    172,591

                                           854,593                  2,444,634
Partners' capital                         ________                 __________

          Total liabilities and
           partners' capital              $944,821                 $2,617,225
                                          ========                 ==========








     The accompanying notes are an integral part of these financial statements.


                                         2
                       FIDELITY LEASING INCOME FUND III, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                      September 30             September 30
                                    1995        1994         1995        1994
                                    ____        ____         ____        ____

Income:
     Rentals                      $403,181    $891,020   $1,458,862  $2,785,741
     Interest                        6,259      12,282       28,674      39,058
     Gain on sale of equipment,
      net                             -         26,583      129,139     193,187
     Other                           5,729       1,365        8,684       5,025
                                  ________    ________   __________  __________

                                   415,169     931,250    1,625,359   3,023,011
                                  ________    ________   __________  __________


Expenses:
     Depreciation                  112,867     592,968      624,075   1,981,374
     Write-down of equipment to
      net realizable value            -           -         121,000        -
     General and administrative     70,311      16,389      116,424     164,173
     General and administrative
      to related party               3,643      17,028       19,790      56,287
     Management fee to related
      party                         23,923      56,017       87,224     166,197
     Loss on sale of equipment,
      net                            6,810        -            -           -
                                  ________    ________   __________  __________

                                   217,554     682,402      968,513   2,368,031
                                  ________    ________   __________  __________

Net income                        $197,615    $248,848   $  656,846  $  654,980
                                  ========    ========   ==========  ==========


Net income per equivalent
  limited partnership unit        $  20.11    $  16.72   $    60.40  $    39.19
                                  ========    ========   ==========  ==========


Weighted average number of
  equivalent limited partnership
  units outstanding during
  the period                         9,362      14,350       10,480      15,999
                                  ========    ========   ==========  ==========







     The accompanying notes are an integral part of these financial statements.


                                         3

                       FIDELITY LEASING INCOME FUND III, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1995

                                     (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1995         $ 7,154     62,215   $2,437,480    $2,444,634

Redemptions                         -          (472)      (9,961)       (9,961)

Cash distributions               (22,369)      -      (2,214,557)   (2,236,926)

Net income                        23,893       -         632,953       656,846
                                 _______     ______   __________    __________

Balance, September 30, 1995      $ 8,678     61,743   $  845,915    $  854,593
                                 =======     ======   ==========    ==========




































     The accompanying notes are an integral part of these financial statements.


                                         4
                       FIDELITY LEASING INCOME FUND III, L.P.
                              STATEMENTS OF CASH FLOWS

                For the nine months ended September 30, 1995 and 1994
                                     (Unaudited)

                                                      1995          1994
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  656,846    $  654,980
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    624,075     1,981,374
     Write-down of equipment to
      net realizable value                           121,000          -
     Gain on sale of equipment, net                 (129,139)     (193,187)
     (Increase) decrease in accounts receivable       26,273        65,284
     (Increase) decrease in due from related parties  27,573        84,166
     Increase (decrease) in lease rents
      paid in advance                                (54,879)      (59,082)
     Increase (decrease) in accounts payable
      and accrued expenses                           (38,659)      (43,100)
     Increase (decrease) in due to related parties    11,175        24,340
     Increase (decrease) in other, net                 2,282         2,214
                                                  __________    __________

                                                     589,701     1,862,009
                                                  __________    __________

     Net cash provided by operating activities     1,246,547     2,516,989
                                                  __________    __________


Cash flows from investing activities:
     Acquisition of equipment                           (975)     (181,144)
     Maturity of investment securities held
      to maturity                                       -          247,943
     Proceeds from sale of equipment                 547,583       333,878
                                                  __________    __________

     Net cash provided by investing activities       546,608       400,677
                                                  __________    __________

Cash flows from financing activities:
     Distributions                                (2,236,926)   (3,261,188)
     Redemptions of capital                           (9,961)      (74,202)
                                                  __________    __________

     Net cash used in financing activities        (2,246,887)   (3,335,390)
                                                  __________    __________

     Decrease in cash and cash equivalents          (453,732)     (417,724)

     Cash and cash equivalents, beginning
      of period                                      771,837     1,464,694
                                                  __________    __________

     Cash and cash equivalents, end of period     $  318,105    $1,046,970
                                                  ==========    ==========

     The accompanying notes are an integral part of these financial statements.
                                         5
                       FIDELITY LEASING INCOME FUND III, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1995

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

1.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

    Beginning July 1, 1995, cash distributions, if any, are made quarterly as follows: 95% to the Limited Partners and 5% to the General Partner, until the Limited Partners have received an amount equal to the purchase price of their Units, plus a 10% compounded Priority Return (an amount equal to 10% compounded annually on the portion of the purchase price not previously distributed); thereafter, 90% to the Limited Partners and 10% to the General Partner. For the period from January 1, 1992 through June 30, 1995, cash distributions were allocated 99% to Limited Partners and 1% to the General Partner.

2.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 13 to 48 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to deter-mine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $121,000 and $0 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1995 and 1994, respectively. The General Part-ner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equip-ment in future years. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.







                                          6



                       FIDELITY LEASING INCOME FUND III, L.P.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

2.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating leases as of September 30, 1995 are as follows:

                 Years Ending December 31               Minimum Rentals
                 ________________________               _______________

                           1995                             $322,000
                           1996                              213,000
                           1997                               98,000
                                                            ________

                                                            $633,000
                                                            ========

3.  RELATED PARTY TRANSACTIONS

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

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and nine months ended September 30, 1995 and 1994:

                                   Three Months Ended        Nine Months Ended
                                      September 30              September 30
                                    1995         1994         1995        1994
                                    ____         ____         ____        ____

          Management fee          $23,923      $56,017      $87,224    $166,197
          Reimbursable costs        3,643       17,028       19,790      56,287

    Amounts due from related parties at September 30, 1995 and December 31, 1994 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.

    Amounts due to related parties at September 30, 1995 represent monies due due to the General Partner for the fees and costs mentioned above, as well as rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

4.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared and paid a cash distribution of $186,744 in November 1995 for the three months ended September 30, 1995, to all admitted partners as of September 30, 1995.

                                         7
                       FIDELITY LEASING INCOME FUND III, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund III, L.P. had revenues of $415,169 and $931,250 for the three months ended September 30, 1995 and 1994, respectively, and $1,625,359 and $3,023,011 for the nine months ended September 30, 1995 and 1994, respectively. Rental income from the leasing of computer peripheral equipment accounted for 97% and 96% of total revenues for the third quarter of 1995 and 1994, respectively and 90% and 92% for the first nine months of 1995 and 1994, respectively. The decrease in revenues is primarily attributable to a decrease in rental income caused by equipment which came off lease since the third quarter of 1994 and was re-leased at lower rental rates or sold. Addi-tionally, the Fund recognized a net gain on sale of equipment of $129,139 and $193,187 for the nine months ended September 30, 1995 and 1994, respectively, which also accounted for the decrease in revenues in 1995.

    Expenses were $217,554 and $682,402 during the three months ended September 30, 1995 and 1994, respectively, and $968,513 and $2,368,031 for the first nine months of 1995 and 1994, respectively. Depreciation expense comprised 52% and 87% of total expenses during the third quarter of 1995 and 1994, respectively, and 64% and 84% for the first nine months of 1995 and 1994, respectively. The decrease in expenses between 1995 and 1994 is primarily attributable to a de-crease in depreciation expense. The decrease in depreciation expense was caused by equipment which came off lease or became fully depreciated since the third quarter of 1994. In addition, the decrease in equipment expenses incurred to remarket equipment which are included in general and adminis-trative expenses also contributed to the decline in expenses in 1995. Furthermore, management fees decreased proportionate to the decrease in rental income. However, the overall decrease in expenses in 1995 was offset by an increase in the write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $121,000 was charged to operations to write down equipment to its estimated net realizable value during the nine months ended September 30, 1995 as compared to $-0- for the nine months ended September 30, 1994. The General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years. Any future losses are dependent upon unanticipated techno-logical developments affecting the computer equipment industry in subsequent years.

    For the three months ended September 30, 1995 and 1994, the Fund had net income of $197,615 and $248,848, respectively. For the nine months ended September 30, 1995 and 1994, the Fund had net income of $656,846 and $654,980, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $20.11 and $16.72 based on a weighted average number of equivalent limited partnership units outstanding of 9,362 and 14,350 for the quarter ended September 30, 1995 and 1994, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $60.40 and $39.19 based on a weighted average number of equivalent limited partnership units outstanding of 10,480 and 15,999 for the nine months ended September 30, 1995 and 1994, respectively.







                                         8


                       FIDELITY LEASING INCOME FUND III, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated funds from operations of $317,292 and $815,233, for the purpose of determining cash available for distribution during the third quarter of 1995 and 1994, respectively, and distributed $186,744 and $893,498 to partners in November 1995 and 1994, respectively. For the nine months ended September 30, 1995 and 1994, the Fund generated $1,272,782 and $2,443,167, respectively of funds from operations and distributed $1,455,633 and $1,899,131 to partners during the nine months ended September 30, 1995 and 1994, respec-tively and $186,744 and $893,498 to partners in November 1995 and 1994, respectively. The distributions for the nine months ended September 30, 1995 include $369,595 of sales proceeds and cash available from previous quarters which was not distributed.

ANALYSIS OF FINANCIAL CONDITION

    The General Partner has commenced the dissolution process for the Fund with the intent of fully liquidating the Fund by the end of 1996. Therefore, as leases expire, the General Partner will seek to sell the equipment at its market value or extend the equipment for lease terms consistent with the plan of liquidation. The Fund purchased $975 and $181,144 of equipment during the nine months ended September 30, 1995 and 1994, respectively.

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

                                 September 30, 1995

Item 1.  Legal Proceedings: Inapplicable.

Item 2.  Changes in Securities: Inapplicable.

Item 3.  Defaults Upon Senior Securities: Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders: Inapplicable.

Item 5.  Other Information: Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  EX-27

          b) Reports on Form 8-K: A report on Form 8-K was filed on October 12, 1995 with the Securities and Exchange Commission reporting under Item 1.





































                                         10
                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                       FIDELITY LEASING INCOME FUND III, L.P.




            11-14-95    By:  P. Donald Mooney
            ________         _____________________________
            Date             P. Donald Mooney
                             President of
                             Fidelity Leasing Corporation
                             (Principal Operating Officer)




            11-14-95    By:  Marianne T. Schuster
            ________         _____________________________
            Date             Marianne T. Schuster
                             Vice President of
                             Fidelity Leasing Corporation
                             (Principal Financial Officer)




































                                         11
                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                       FIDELITY LEASING INCOME FUND III, L.P.




            _______          _____________________________
            Date             P. Donald Mooney
                             President of
                             Fidelity Leasing Corporation
                             (Principal Operating Officer)




            _______          _____________________________
            Date             Marianne T. Schuster
                             Vice President of
                             Fidelity Leasing Corporation
                             (Principal Financial Officer)




































                                         11