Form 10-K
period 1995-12-31
FIDELITY LEASING INCOME FUND III LP
filed 1996-03-27
CIK 786470

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the year ended December 31, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the transition period from _______________ to ______________

Commission file number 0-15765
                Fidelity Leasing Income Fund III, L.P.
_________________________________________________________________
       (Exact name of registrant as specified in its charter)

        Delaware                         51-0292194
_________________________________________________________________
(State of Organization)      (I.R.S. Employer Identification No.)

7 E. Skippack Pike, Suite 275, Ambler, Pennsylvania        19002
_________________________________________________________________
  (Address of principal executive offices)          (Zip Code)

                         (215) 619-2800
_________________________________________________________________
      (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                            Name of Each Exchange
         Title of Each Class                 on Which Registered

                None                           Not applicable


Securities registered pursuant to Section 12 (g) of the Act:

                      Limited Partnership Interests

                            Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X   No_____

The number of outstanding limited partnership units of the Registrant at December 31, 1995 is 61,743.

There is no public market for these securities.

The index of Exhibits is located on page 11.
1
                                PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund III, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1985 and acquired equipment, primarily computer peripheral equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, data processing and office equipment, which was leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund does not borrow funds to purchase equipment.

     The Fund closed on April 30, 1987 and raised $34,985,398 of proceeds through the sale of limited partnership units.
Equipment of approximately $42,586,000 was purchased through December 31, 1995 with these proceeds raised, and also with cash distributions which were reinvested by partners and cash from operations which was not distributed to partners. As of December 31, 1995, the Fund has equipment on lease and equipment held for sale or lease with an approximate total net book value of $324,000. The General Partner intends to liquidate the remaining equipment by December 31, 1996.

     The Fund generally acquired equipment subject to a lease. Purchases of equipment for lease were made through equipment leasing brokers, under a sale-leaseback arrangement directly from lessees owning equipment, from the manufacturer either pursuant to a purchase agreement relating to significant quantities of equipment or on an ad hoc basis to meet the needs of a particular lessee.

     The equipment acquired was generally leased under "operating" leases. Operating leases provided the Fund as lessor, aggregate rental payments in an amount that is less than the purchase price of the equipment. Operating leases represent a greater risk but with the potential for increased returns, depending on the realization of renewal and remarketing results, as compared to full payout leases. Full payout leases are generally for longer initial terms whereby the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment. Due to technological, competitive, market and economic factors, the Fund experienced renewals and remarketing of leases at lower rental rates and residual values than was forecasted at the inception of the leases.

     The Fund's ability to attain its investment objectives was subject to the factors discussed above. The Fund competed in the equipment leasing industry with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which had greater financial resources than the Fund and more experience in the equipment leasing business than the General Partner. This competition may have been in the position to offer equipment to lessees on financial terms more favorable than those which the Fund could offer. The offer of maintenance contracts, trade-in-privileges and other services which the Fund could not provide may have resulted in the Fund leasing its equipment on a less favorable basis than its competitors.

     In addition, competitive factors in the computer equipment industry, including pricing, technological innovation and methods of financing, could have adversely affected the Fund in its ability to obtain new leases and renewals or to sell equipment for its anticipated net realizable values.

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1995 together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type and aggregate purchase price of the various types of equipment acquired and leased by the Fund as of December 31, 1995, along with the percentage of total equipment represented by each type of equipment, a breakdown of equipment usage by industrial classification and the average initial term of leases:

                               Purchase Price     Percentage of
Type of Equipment Acquired      of Equipment     Total Equipment

Communication Controllers       $ 2,662,644          43.29%
Disk Storage Systems                867,962          14.11
Network Communications              619,568          10.07
Personal Computers, Terminals
  and Work Stations                 200,737           3.26
Printers                          1,350,386          21.95
Tape Storage Systems                438,035           7.12
Other                                12,514           0.20
                                ___________         ______

     Totals                     $ 6,151,846         100.00%
                                ===========         ======

                      Breakdown of Equipment Usage
                      By Industrial Classification


                               Purchase Price      Percentage of
Type of Business                of Equipment      Total Equipment

Computers/Data Processing        $ 1,327,647           21.58%
Diversified Financial/Banking/
  Insurance                          915,912           14.89
Manufacturing/Refining             1,856,787           30.18
Publishing/Printing                  563,309            9.16
Retailing/Consumer Goods             937,092           15.23
Telephone/Telecommunications         546,907            8.89
Utilities                              4,192            0.07
                                  __________          ______

     Totals                      $ 6,151,846          100.00%
                                  ==========          ======


Average Initial Term of Leases (in months):  39

     All of the above equipment is currently leased under operating leases.



Item 3.  LEGAL PROCEEDINGS

     Not applicable.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.

     (b)  Number of Equity Security Holders:

                                       Number of Partners
         Title of Class              as of December 31, 1995

     Limited Partnership Interests            2,098

     General Partnership Interest                 1

Item 6.  SELECTED FINANCIAL DATA

                                             For the Years Ended December 31,

                             1995           1994          1993           1992           1991
Total Income              $2,043,528    $3,819,594    $4,494,595    $5,564,503     $7,092,854
Net Income                   925,528       693,878       725,087     1,505,755	      1,492,962
Distributions to
 Partners                  2,423,671     4,154,686     5,521,419     5,699,652      5,846,135
Net Income Per
 Equivalent Limited
 Partnership Unit              87.50         43.18         27.52         42.67          32.49
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                     10,161        15,240        24,357        33,956         39,946


                                                        December 31,

                             1995           1994           1993            1992         1991
Total Assets              $1,351,877    $2,617,225     $6,315,363    $11,558,376  	$15,601,392
Equipment under Operating
 Leases and Equipment
 Held for Sale or
 Lease (Net)                 323,565     1,641,892      4,283,142      6,836,119   10,968,660
Limited Partnership
 Units                        61,743        62,215         63,209         65,389       66,505
Limited Partners               2,098         2,110          2,123          2,186        2,206

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Fund had revenues of $2,043,528, $3,819,594 and $4,494,595 for the years ended December 31, 1995, 1994 and 1993, respectively. The decrease in revenues between 1995, 1994 and 1993 is primarily caused by the decrease in rental income generated from equipment on operating leases. Rental income from the leasing of computer peripheral equipment accounted for 87%, 94% and 92% of total income in 1995, 1994 and 1993, respectively. In 1995, rental income decreased by approximately $1,850,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was offset by rental income of approximately $53,000 generated from 1994 equipment purchases for which a full year of rental income was earned in 1995 and only a partial year was earned in 1994. In 1994, rental income decreased by approximately $733,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was offset by rental income of $166,000 generated from 1994 equipment purchases and rents realized on 1993 equipment purchases for which only a partial year was earned in 1993 but a full year was earned in 1994.
In addition, the Fund recognized a net gain on sale of equipment of $215,441, $190,212 and $243,108 for the years ended December 31, 1995, 1994 and 1993, respectively which affected the decrease in total revenues for these years. Furthermore, interest income decreased in 1995 and 1994 due to a decrease in cash available for investment and, in 1994, the decline in interest rates also accounts for the decline in interest income. The decrease in interest income contributed to the decrease in total revenues for these years, as well.

     Expenses were $1,118,000, $3,125,716 and $3,769,508 for the years ended December 31, 1995, 1994 and 1993, respectively. Depreciation expense comprised 63% of total expenses in 1995, 80% of total expenses in 1994 and 78% of total expenses in 1993. The decrease in expenses between these years is primarily attributable to the decrease in depreciation expense because of equipment which came off lease and was terminated or sold. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In 1995, 1994 and 1993, approximately $141,000, $148,000 and $359,000, respectively, was charged to write-down of equipment to net realizable value which also accounts for the decrease in total expenses in 1995 and 1994. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. The General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years. Additionally, the decline in management fees, resulting from the decrease in rental income contributed to the decrease in total expenses in 1995 and 1994.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

     The Fund's net income was $925,528, $693,878 and $725,087 for the years ended December 31, 1995, 1994 and 1993, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $87.50, $43.18 and $27.52 for the years ended December 31, 1995, 1994 and 1993, respectively. The weighted average number of equivalent limited partnership units outstanding were 10,161, 15,240 and 24,357 for 1995, 1994 and 1993, respectively.

     The Fund generated funds from operations, for the purpose of determining cash available for distribution, of $1,556,199, $3,164,239 and $3,763,637 and declared distributions of $1,892,377, $3,573,922 and $5,470,813 to partners for 1995, 1994 and 1993, respectively. The distributions for 1995, 1994 and 1993 include $336,178, $409,683 and $1,707,176, respectively, of sales proceeds and cash available from previous years which was not distributed. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. During the fourth quarter of 1995, the General Partner revised its policy regarding cash distributions so that the distributions more accurately reflect the net income of the Fund over the most recent twelve months.

Analysis of Financial Condition

     The General Partner has commenced the dissolution process for the Fund with the intent of fully liquidating the Fund by the end of 1996. Therefore, as leases expire, the General Partner will seek to sell the equipment at its market value or extend the equipment for lease terms consistent with the plan of liquidation. The Fund purchased $1,984, $181,144 and $828,475 of equipment during the years ended December 31, 1995, 1994 and 1993 respectively.

     The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

     The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next fiscal year.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this report commencing on page F-1.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Effective September 1, 1995, The Fidelity Mutual Life Insurance Company (in Rehabilitation) sold Fidelity Leasing Corporation (FLC), the General Partner of the Fund, to Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Directors and Executive
Officers of FLC are:

     FREDDIE M. KOTEK, age 39, Chairman of the Board of Directors, President, and Chief Executive Officer of FLC since September 1995 and Senior Vice President of Resource America, Inc. since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1993. Senior Vice President and Chief Financial Officer of Paine Webber Properties from 1990 to 1991.

     MICHAEL L. STAINES, age 46, Director and Secretary of FLC since September 1995 and Senior Vice President and Secretary of Resource America, Inc. since 1989.

     SCOTT F. SCHAEFFER, age 33, Director of FLC since September 1995 and Senior Vice President of Resource America, Inc. since 1995. Vice President-Real Estate of Resource America, Inc. and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1992. Vice President of the Dover Group, Ltd. (a real estate investment company) from 1985 to 1992.

     MARK A. MAYPER, age 42, Senior Vice President of FLC overseeing the lease syndication business since 1987.

     Others:

     STEPHEN P. CASO, age 40, Vice President and Counsel of FLC since
     1992.

     MARIANNE T. SCHUSTER, age 37, Vice President and Controller of FLC since 1984.

     KRISTIN L. CHRISTMAN, age 28, Portfolio Manager of FLC since
     December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1995:

         Name of Individual or        Capacities in
         Number in Group              Which Served        Compensation

         Fidelity Leasing
         Corporation                  General Partner     $106,214(1)
                                                          ========

     (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 1995, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

     (b) In 1985, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of Fidelity Leasing Corporation nor such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 5% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 10% compounded Priority Return; thereafter 10%. The General Partner will also share in net income equal to the greater of its cash distributions or 1% of net income or to the extent there are losses, 1% of such losses.

     (c) There are no arrangements known to the Fund that would, at any subsequent date, result in a change in control of the Fund.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1995, the Fund was charged $106,214 of management fees by the General Partner. The General Partner will continue to receive 6% of rental payments on equipment under operating leases for administrative and management services performed on behalf of the Fund.

     The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus a 10% cumulative compounded Priority Return. Based on current estimates, it is not expected that the Fund will be required to pay the General Partner a sales fee.

     The General Partner also receives 5% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 10% compounded Priority Return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1995, the General Partner received $31,706 of cash distributions.

     The Fund incurred $32,766 of reimbursable costs to the General Partner for services and materials provided in connection with the administration of the Fund during 1995.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K

     (a) (1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

     (a) (3) and (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers             Description                    Page Number

3(a) & (4)            Amended and Restated Agreement       *
                         of Limited Partnership

(9)                          not applicable

(10)                         not applicable

(11)                         not applicable

(12)                         not applicable

(13)                         not applicable

(18)                         not applicable

(19)                         not applicable

(22)                         not applicable

(23)                         not applicable

(24)                         not applicable

(25)                         not applicable

(28)                         not applicable


*  Incorporated by reference.















                                      11
                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FIDELITY LEASING INCOME FUND III, L.P.
                        A Delaware limited partnership

                        By:  FIDELITY LEASING CORPORATION

                             Freddie M. Kotek, Chairman
                        By:  ___________________________
                             Freddie M. Kotek, Chairman
                             and President

Dated March 26, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:

Signature                     Title                              Date



Freddie M. Kotek
___________________________  Chairman of the Board of Directors  3-26-96
Freddie M. Kotek             and President of Fidelity Leasing
                             Corporation (Principal Executive
                             Officer)



Michael L. Staines
___________________________  Director of Fidelity Leasing        3-26-96
Michael L. Staines           Corporation



Marianne T. Schuster
____________________________  Vice President and Controller      3-26-96
Marianne T. Schuster          of Fidelity Leasing Corporation
                              (Principal Financial Officer)















                                       12

               INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                               Pages

Report of Independent Certified Public Accountants             F-2

Balance Sheets as of December 31, 1995 and 1994                F-3

Statements of Operations for the years ended                   F-4
  December 31, 1995, 1994 and 1993

Statements of Partners' Capital for the years                  F-5
  ended December 31, 1995, 1994 and 1993

Statements of Cash Flows for the years ended                   F-6
  December 31, 1995, 1994 and 1993

Notes to Financial Statements                                  F-7 - F-11











All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.



























Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund III, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund III, L. P. as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund III, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





Grant Thornton, LLP
Philadelphia, Pennsylvania
February 2, 1996



















                     FIDELITY LEASING INCOME FUND III, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                                             December 31,

                                                          1995            1994

Cash and cash equivalents                              $  716,019      $  771,837

Accounts receivable                                       301,754         168,167

Due from related parties                                    6,349          32,941

Interest receivable                                         4,190           2,388

Equipment under operating leases
(net of accumulated depreciation
of $5,841,499 and $11,077,285,
respectively)                                             310,347       1,495,382

Equipment held for sale or lease                           13,218         146,510
                                                       __________      __________


            Total assets                               $1,351,877      $2,617,225
                                                       ==========      ==========

                              LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
          Lease rents paid in advance                  $  375,648      $  114,603

          Accounts payable and
           accrued expenses                                24,597          57,018

          Due to related parties                           15,100             970
                                                       __________      __________

            Total liabilities                             415,345         172,591

Partners' capital                                         936,532       2,444,634
                                                       __________      __________

            Total liabilities and
             partners' capital                         $1,351,877      $2,617,225
                                                       ==========      ==========


   The accompanying notes are an integral part of these financial statements.


                                      F-3
                        FIDELITY LEASING INCOME FUND III, L.P.

                              STATEMENTS OF OPERATIONS

                                                For the years ended December 31,

                                               1995            1994           1993
Income:
  Rentals                                   $1,775,370      $3,571,929     $4,139,363
  Interest                                      38,394          51,466	        103,672
  Gain on sale of equipment, net               215,441	         190,212	        243,108
  Other                                         14,323           5,987	          8,452
                                            __________      __________     __________

                                             2,043,528       3,819,594	      4,494,595
                                            __________      __________     __________


Expenses:
  Depreciation                                 704,856       2,512,324      2,922,658
  Write-down of equipment to
   net realizable value                        141,256	         148,249	        359,000
  General and administrative                   132,908         186,242	        120,190
  General and administrative to
   related party                                32,766          65,606        122,555
  Management fee to related party              106,214         213,295        245,105
                                            __________      __________     __________

                                             1,118,000       3,125,716      3,769,508
                                            __________      __________     __________

  Net income                                $  925,528      $  693,878     $  725,087
                                            ==========      ==========     ==========


  Net income per equivalent
   limited partnership unit                 $    87.50	      $    43.18     $    27.52
                                            ==========      ==========     ==========



  Weighted average number of
   equivalent limited partnership units
   outstanding during the year                  10,161	          15,240	         24,357
                                            ==========      ==========     ==========







   The accompanying notes are an integral part of these financial statements.




                        FIDELITY LEASING INCOME FUND III, L.P.

                            STATEMENTS OF PARTNERS' CAPITAL
                  For the years ended December 31, 1995, 1994 and 1993


                                         General     Limited Partners
                                         Partner    Units        Amount      Total
                                         _______    ___________________      _____

Balance, January 1, 1993                 $13,468    65,389  $11,093,002  $11,106,470

Redemptions                                 -       (2,180)	    (329,471)	    (329,471)

Cash distributions                       (55,214)     -      (5,466,205)	  (5,521,419)

Net income                                54,708      -         670,379      725,087
                                         _______    ______  ___________  ___________

Balance, December 31, 1993                12,962    63,209    5,967,705    5,980,667

Redemptions                                 -         (994)	     (75,225)     (75,225)

Cash distributions                       (41,547)     -      (4,113,139)	  (4,154,686)

Net income                                35,739      -         658,139      693,878
                                         _______    ______  ___________  ___________

Balance, December 31, 1994                 7,154    62,215    2,437,480    2,444,634

Redemptions                                 -         (472)      (9,959)      (9,959)

Cash distributions                       (31,706)     -      (2,391,965)  (2,423,671)

Net income                                36,393      -         889,135      925,528
                                         _______   _______   __________  ___________

Balance, December 31, 1995               $11,841    61,743   $  924,691  $   936,532
                                         =======    ======   ==========  ===========










   The accompanying notes are an integral part of these financial statements.






                                          F-5
                           FIDELITY LEASING INCOME FUND III, L.P.

                                 STATEMENTS OF CASH FLOWS

                                                        For the years ended December 31,

                                                        1995          1994         1993
Cash flows from operating activities:
   Net income                                          $  925,528    $  693,878   $  725,087
                                                       __________    __________   __________
   Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                           704,856     2,512,324    2,922,658
   Write down of equipment to net realizable value        141,256       148,249      359,000
   Gain on sale of equipment, net                        (215,441)     (190,212)    (243,108)
   (Increase) decrease in accounts receivable            (133,587)       22,708      150,394
   (Increase) decrease in due from related parties         26,592        91,112     (122,600)
   Increase (decrease) in lease rents
    paid in advance                                       261,045      (111,955)    (103,305)
   Increase (decrease) in other, net                      (20,093)      (47,882)       6,860
                                                       __________    __________   __________

                                                          764,628     2,424,344    2,969,899
                                                       __________    __________   __________

   Net cash provided by operating activities            1,690,156     3,118,222    3,694,986
                                                       __________    __________   __________

Cash flows from investing activities:
   Acquisition of equipment                                (1,984)     (181,144)    (828,475)
   Purchase of investment securities
    held to maturity                                         -         (247,795)        -
   Maturity of investment securities
    held to maturity                                         -          495,738    2,202,220
   Proceeds from sale of equipment                        689,640       352,033      342,902
                                                       __________    __________   __________

   Net cash provided by investing activities              687,656       418,832    1,716,647
                                                       __________    __________   __________

Cash flows from financing activities:
   Distributions                                       (2,423,671)   (4,154,686)  (5,521,419)
   Redemptions of capital                                  (9,959)      (75,225)    (329,471)
                                                       __________    __________   __________

   Net cash used in financing activities               (2,433,630)   (4,229,911)  (5,850,890)
                                                       __________    __________   __________

   Decrease in cash and cash equivalents                  (55,818)     (692,857)    (439,257)

   Cash and cash equivalents, beginning of year           771,837     1,464,694    1,903,951
                                                       __________    __________   __________

   Cash and cash equivalents, end of year              $  716,019    $  771,837   $1,464,694
                                                       ==========    ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                    FIDELITY LEASING INCOME FUND III, L.P.

                       NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

Fidelity Leasing Income Fund III, L.P. (the "Fund") was formed in December
1985 with Fidelity Leasing Corporation ("FLC") as the General Partner. FLC is a wholly owned subsidiary of Resource Leasing Inc., a wholly owned subsidiary of Resource America, Inc. The Fund is managed by the General
Partner.  The Fund's limited partnership interests are not publicly traded.
There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquired computer equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, data processing and office equipment, which is leased to third parties throughout the United States on a short-term basis.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment Securities Held to Maturity

The Fund adopted Statement of Financial Accounting Standards (SFAS) No.
115, "Accounting for Certain Investments in Debt and Equity Securities" on
January 1, 1994. This new standard requires investments in securities to be classified in one of three categories: held to maturity, trading and available for sale. Debt securities that the Fund has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As the Fund does not engage in security trading, the balance, if any, of its debt securities and equity securities are classified as available for sale. Net unrealized gains and losses for securities available for sale are required to be recognized as a separate component of partner's capital and excluded from the determination of net income. The Fund adopted this new standard for the year ended December 31, 1994 with no resulting financial statement impact on the Fund. Prior to the adoption of SFAS No. 115, investment securities were carried at cost which approximates market.

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in securities backed by the United States
Government, commercial paper with high credit quality institutions, bank money market funds and time deposits and certificates of deposit.

Concentrations of credit risk with respect to accounts receivables are limited due to the dispersion of the Fund's leesees over different industries and geographies.

Equipment Held for Sale or Lease

Equipment held for sale or lease is carried at its estimated net realizable value.




                   FIDELITY LEASING INCOME FUND III, L.P.

                  NOTES TO FINANCIAL STATEMENTS (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Accounting for Leases

The Fund's leasing operations consist primarily of operating leases. The cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to six years.
Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

Income Taxes

Federal and State income tax regulations provide that taxes on the income or benefits from losses of the Fund are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Statements of Cash Flows

For purposes of the statements of cash flows, the Fund considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Net Income per Equivalent Limited Partnership Unit

Net income per equivalent limited partnership unit is computed by dividing net income allocated to limited partners by the weighted average number of equivalent limited partnership units outstanding during the year. The weighted average number of equivalent units outstanding during the year is computed based on the weighted average monthly limited partners' capital account balances, converted into equivalent units at $500 per unit.






                                     F-8
                   FIDELITY LEASING INCOME FUND III, L.P.

                  NOTES TO FINANCIAL STATEMENTS (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Fourth Quarter Adjustments

Currently, the Fund's practice has been to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. Based upon this review, the Fund recorded an adjustment of approximately $20,000, $148,000 and $359,000 or $1.97, $9.71 and $14.74 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1995, 1994 and 1993, respectively.

Reclassification

Certain amounts on the 1994 and 1993 financial statements have been reclassified to conform to the presentation adopted in 1995.


3.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

Cash distributions (except for the period from January 1, 1992 through June 30, 1995), if any, are made quarterly as follows: 95% to the Limited
Partners and 5% to the General Partner, until the Limited Partners have received an amount equal to the purchase price of their Units, plus a 10% compounded Priority Return (an amount equal to 10% compounded annually on the portion of the purchase price not previously distributed); thereafter, 90% to the Limited Partners and 10% to the General Partner.

Net Losses are allocated 99% to the Limited Partners and 1% to the General
Partner. The General Partner is allocated Net Income equal to its cash distributions, but not less than 1% of Net Income, with the balance allocated to the Limited Partners.

Net Income (Losses) allocated to the Limited Partners are allocated to individual limited partners based on the ratio of the daily weighted average partner's net capital account balance (after deducting related commission expense) to the total daily weighted average of the Limited
Partners' net capital account balances.


4.  EQUIPMENT UNDER OPERATING LEASES

Equipment on lease consists primarily of computer peripheral equipment under operating leases. The majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 13 to 48 months.







                                     F-9
                     FIDELITY LEASING INCOME FUND III, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

4.  EQUIPMENT UNDER OPERATING LEASES (Continued)

In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1995, 1994 and 1993 approximately
$141,000, $148,000 and $359,000, respectively was charged to write-down of equipment to net realizable value. However, the General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain equipment in future years.

The future approximate minimum rentals to be received on noncancellable operating leases as of December 31 are as follows:


                           1996            $  341,000
                           1997                98,000
                                           __________

                                           $  439,000
                                           ==========


5.  RELATED PARTY TRANSACTIONS

The General Partner receives 6% of rental payments on equipment under operating leases for administrative and management services performed on behalf of the Fund.

The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus a 10% cumulative compounded
Priority Return. Based on current estimates, it is not expected that the Fund will be required to pay the General Partner a sales fee.

Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs charged by the General Partner or its affiliates during the years ended December 31:

                                       1995        1994        1993

     Management fee                 $106,214    $213,295    $245,105
     Reimbursable costs               32,766      65,606     122,555








                                       F-10

                     FIDELITY LEASING INCOME FUND III, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)


5.  RELATED PARTY TRANSACTIONS (Continued)

Amounts due from related parties at December 31, 1995 and 1994 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted the Fund.

Amounts due to related parties at December 31, 1995 and 1994 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.


6.  MAJOR CUSTOMERS

For the year ended December 31, 1995, three customers accounted for approximately 21%, 19% and 11% of the Fund's rental income. For the year ended December 31, 1994, three customers accounted for approximately 16%, 15% and 14% and two customers accounted for approximately 11% each of the Fund's rental income. For the year ended December 31, 1993, three customers accounted for approximately 14% each of the Fund's rental income.

7.  CASH DISTRIBUTIONS

Below is a summary of the quarterly cash distributions made to partners during the years ended December 31:

Month of Distribution                     1995          1994        1993
             February                  $  781,294    $1,362,057  $1,412,663
             May                          973,400     1,117,318   1,374,037
             August                       482,233       781,812   1,372,419
             November                     186,744       893,499   1,362,300
                                       __________    __________  __________

                                       $2,423,671    $4,154,686  $5,521,419
                                       ==========    ==========  ==========

In addition, the General Partner declared a cash distribution of $250,000 in February 1996 for the three months ended December 31, 1995, to all admitted partners as of December 31, 1995.










                                       F-11