Form 10-Q
period 1996-03-31
FIDELITY LEASING INCOME FUND III LP
filed 1996-05-14
CIK 786470

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-15765

                       Fidelity Leasing Income Fund III, L.P.
_______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       51-0292194
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

7 E. Skippack Pike, Suite 275, Ambler, Pennsylvania     19002
_______________________________________________________________________________
       (Address of principal executive offices)                  (Zip code)

                                (215) 619-2800
_______________________________________________________________________________
              (Registrant's telephone number, including area code)

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

                     FIDELITY LEASING INCOME FUND III, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             1996                     1995
                                         _____________            ____________

Cash and cash equivalents                   $  896,906              $  716,019

Accounts receivable                             18,904                 301,754

Interest receivable                                118                   4,190

Due from related parties                        28,722                   6,349

Equipment under operating leases
(net of accumulated depreciation
of $4,577,784 and $8,552,169,
respectively)                                  235,142                 310,347

Equipment held for sale or lease                 1,118                  13,218
                                            __________              __________

       Total assets                         $1,180,910              $1,351,877
                                            ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance            $   71,939              $  375,648

     Accounts payable and
      accrued expenses                          33,179                  24,597

     Due to related parties                       -                     15,100
                                            __________               __________
       Total liabilities                       105,118                 415,345

Partners' capital                            1,075,792                 936,532
                                            __________              __________
       Total liabilities and
        partners' capital                   $1,180,910              $1,351,877
                                            ==========              ==========










The accompanying notes are an integral part of these financial statements.


                                       2
                      FIDELITY LEASING INCOME FUND III, L.P.

                             STATEMENTS OF OPERATIONS

               For the three months ended March 31, 1996 and 1995


                                   (Unaudited)


                                            1996          1995
                                            ____          ____

Income:
     Rentals                             $285,455      $615,961
     Interest                               8,002        12,453
     Gain on sale of equipment,
      net                                 190,855       134,666
     Other                                    720         2,324
                                         ________      ________

                                          485,032       765,404
                                         ________      ________

Expenses:
     Depreciation                          50,410       322,554
     General and administrative            10,255        18,004
     General and administrative
       to related party                    12,208         6,342
     Management fee to related
       party                               17,127        36,918
                                         ________      ________

                                           90,000       383,818
                                         ________      ________

Net income                               $395,032      $381,586
                                         ========      ========


Net income per equivalent
  limited partnership unit               $  19.68      $  31.90
                                         ========      ========


Weighted average number of
  equivalent limited partnership
  units outstanding
  during the period                         9,679        11,656
                                         ========      ========










The accompanying notes are an integral part of these financial statements.


                                       3

                     FIDELITY LEASING INCOME FUND III, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 1996

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units      Amount         Total
                                  _______     _____      ______         _____

Balance, January 1, 1996         $ 11,841    61,743    $924,691     $  936,532

Redemptions                          -         (508)     (5,772)        (5,772)

Cash distributions                (12,500)      -      (237,500)      (250,000)

Net income                        204,587       -       190,445        395,032
                                 ________    ______    ________     __________

Balance, March 31, 1996          $203,928    61,235    $871,864     $1,075,792
                                 ========    ======    ========     ==========




































The accompanying notes are an integral part of these financial statements.


                                       4
                     FIDELITY LEASING INCOME FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 1996 and 1995

                                  (Unaudited)

                                                      1996          1995
                                                    ________      ________
Cash flows from operating activities:
     Net income                                     $395,032      $381,586
                                                    ________      ________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                     50,410       322,554
     Gain on sale of equipment, net                 (190,855)     (134,666)
     (Increase) decrease in accounts receivable      282,850      (117,946)
     (Increase) decrease in due from related parties (22,373)       15,956
     Increase (decrease) in lease rents paid
      in advance                                    (303,709)       (3,016)
     Increase (decrease) in other, net                (2,446)       (9,341)
                                                    ________      ________
                                                    (186,123)       73,541
                                                    ________      ________

     Net cash provided by operating activities       208,909       455,127
                                                    ________      ________


Cash flows from investing activities:
     Acquisition of equipment                           -             (975)
     Proceeds from sale of equipment                 227,750       403,930
                                                    ________      ________

     Net cash provided by investing activities       227,750       402,955
                                                    ________      ________

Cash flows from financing activities:
     Distributions                                  (250,000)     (781,293)
     Redemptions of capital                           (5,772)       (9,782)
                                                    ________      ________

     Net cash used in financing activities          (255,772)     (791,075)
                                                    ________      ________

     Increase in cash and cash equivalents           180,887        67,007

     Cash and cash equivalents, beginning
      of period                                      716,019       771,837
                                                    ________      ________

     Cash and cash equivalents, end of period       $896,906      $838,844
                                                    ========      ========







The accompanying notes are an integral part of these financial statements.
                                       5
                     FIDELITY LEASING INCOME FUND III, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1996

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

1.  ORGANIZATION

    In February 1996, the name of the General Partner was changed from Fidelity Leasing Corporation to F.L. Partnership Management, Inc.

2.  EQUIPMENT LEASED

    The remaining equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 5 to 48 months. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Currently, the Fund's policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review.

    The future approximate minimum rentals to be received on noncancellable operating leases as of March 31, 1996 are $312,000 for the remainder of the year ending December 31, 1996.


3.  RELATED PARTY TRANSACTIONS

    The General Partner receives 6% of gross rental payments from equip-ment under operating leases for administrative and management services performed on behalf of the Fund.

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three months ended March 31:


                                               1996                 1995
                                             ________             ________

          Management fee                      $17,127             $36,918
          Reimbursable costs                   12,208               6,342




                                      6

                     FIDELITY LEASING INCOME FUND III, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)


3.  RELATED PARTY TRANSACTIONS (Continued)

    Amounts due from related parties at March 31, 1996 and December 31, 1995 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at December 31, 1995 represent monies due to the General Partner for the fees and costs mentioned above, as well as rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

4.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared and paid a cash distribution of $254,587 in May 1996 for the three months ended March 31, 1996, to all admitted partners as of March 31, 1996.




































                                           7



                      FIDELITY LEASING INCOME FUND III, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund III, L.P. had revenues of $485,032 and $765,404 for the three months ended March 31, 1996 and 1995, respectively. Rental income from the leasing of computer peripheral equipment accounted for 59% and 80% of total revenues for the first quarter of 1996 and 1995, respec-tively. The decrease in revenues is primarily attributable to a decrease in rental income caused by equipment which came off lease since the first quarter of 1996 and was re-leased at lower rental rates or sold. Additionally, the Fund recognized a net gain on sale of equipment of $190,855 and $134,666 for the three months ended March 31, 1996 and 1995, respectively, which reduced the overall decrease in revenues in 1996.

    Expenses were $90,000 and $383,818 during the three months ended March 31, 1996 and 1995, respectively. Depreciation expense comprised 13% and 84% of total expenses during the first quarter of 1996 and 1995, respectively. The decrease in expenses between 1996 and 1995 is primarily attributable to a de-crease in depreciation expense. The decrease in depreciation expense was caused by equipment which came off lease or became fully depreciated since the first quarter of 1995.

    For the three months ended March 31, 1996 and 1995, the Fund had net income of $395,032 and $381,586, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $19.68 and $31.90 based on a weighted average number of equivalent limited partnership units outstanding of 9,679 and 11,656 for the quarter ended March 31, 1996 and 1995, respectively.

    The Fund generated funds from operations of $254,587 and $569,474, for the purpose of determining cash available for distribution and distributed $254,587 and $973,400 to partners for the first quarter of 1996 and 1995, respec-tively. The distribution for the three months ended March 31, 1995 includes $403,926 of sales proceeds and cash available from prior quarters which had not been distributed previously.

ANALYSIS OF FINANCIAL CONDITION

    The General Partner continues the dissolution process for the Fund with the intent of fully liquidating the Fund in 1996. Therefore, as leases expire, the General Partner will seek to sell the equipment at its market value.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the the remainder of the liquidation period.







                                           8



Part II:  Other Information


                      FIDELITY LEASING INCOME FUND III, L.P.

                                 March 31, 1996

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

            FIDELITY LEASING INCOME FUND III, L.P.




            5-14-96     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            5-14-96     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)




































                                         10