Form 10-Q
period 1996-06-30
FIDELITY LEASING INCOME FUND III LP
filed 1996-08-14
CIK 786470

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

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

                     FIDELITY LEASING INCOME FUND III, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1996                     1995
                                         _____________            ____________

Cash and cash equivalents                  $  805,462               $  716,019

Accounts receivable                            20,342                  301,754

Interest receivable                             8,277                    4,190

Due from related parties                       14,455                    6,349

Equipment under operating leases
(net of accumulated depreciation
of $4,523,679 and $5,841,499,
respectively)                                 184,834                  310,347

Equipment held for sale or lease                   61                   13,218
                                           __________               __________

       Total assets                        $1,033,431               $1,351,877
                                           ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $   68,287               $  375,648

     Accounts payable and
      accrued expenses                         29,571                   24,597

     Due to related parties                       810                   15,100
                                           __________               __________
       Total liabilities                       98,668                  415,345

Partners' capital                             934,763                  936,532
                                           __________               __________
       Total liabilities and
        partners' capital                  $1,033,431               $1,351,877
                                           ==========               ==========










The accompanying notes are an integral part of these financial statements.


                                       2
                      FIDELITY LEASING INCOME FUND III, L.P.

                             STATEMENTS OF OPERATIONS

                                   (Unaudited)

                              Three Months Ended        Six Months Ended
                                    June 30                 June 30
                              1996          1995        1996        1995
                              ____          ____        ____        ____

Income:
  Rentals                   $183,957     $439,720     $469,412   $1,055,681
  Interest                    13,610        9,962       21,612       22,415
  Gain on sale of equipment,
   net                         5,751        1,283      196,606      135,949
  Other                        1,108          631        1,828        2,955
                            ________     ________     ________    _________

                             204,426      451,596      689,458    1,217,000
                            ________     ________     ________   __________

Expenses:
  Depreciation                50,308      188,654      100,718      511,208
  Write-down of equipment to
   net realizable value         -         121,000         -         121,000
  General and administrative  21,492       28,109       31,747       46,113
  General and administrative
   to related party            8,030        9,805       20,238       16,147
  Management fee to related
   party                      11,038       26,383       28,165       63,301
                            ________     ________     ________   __________

                              90,868      373,951      180,868      757,769
                            ________     ________     ________   __________

Net income                  $113,558     $ 77,645     $508,590   $  459,231
                            ========     ========     ========   ==========


Net income per equivalent
  limited partnership unit  $ (16.35)    $   7.02     $   3.90   $    40.36
                            ========     ========     ========   ==========


Weighted average number of
  equivalent limited partnership
  units outstanding
  during the period            9,377       10,380        9,528       11,018
                            ========     ========     ========   ==========










The accompanying notes are an integral part of these financial statements.


                                       3

                     FIDELITY LEASING INCOME FUND III, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 1996

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units      Amount         Total
                                  _______     _____      ______         _____

Balance, January 1, 1996         $ 11,841    61,743    $924,691       $936,532

Redemptions                          -         (508)     (5,772)        (5,772)

Cash distributions               (217,087)      -      (287,500)      (504,587)

Net income                        471,433       -        37,157        508,590
                                 ________    ______    ________       ________

Balance, June 30, 1996           $266,187    61,235    $668,576       $934,763
                                 ========    ======    ========       ========




































The accompanying notes are an integral part of these financial statements.


                                       4
                     FIDELITY LEASING INCOME FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

               For the six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                                      1996          1995
                                                    ________      ________
Cash flows from operating activities:
     Net income                                     $508,590     $  459,231
                                                    ________     __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    100,718        511,208
     Write-down of equipment to
      net realizable value                              -           121,000
     Gain on sale of equipment, net                 (196,606)      (135,949)
     (Increase) decrease in accounts receivable      281,412         67,775
     (Increase) decrease in due from related parties  (8,106)       (13,052)
     Increase (decrease) in lease rents paid
      in advance                                    (307,361)       (14,837)
     Increase (decrease) in due to related parties   (14,290)          -
     Increase (decrease) in other, net                   887           (864)
                                                    ________     __________
                                                    (143,346)       535,281
                                                    ________     __________

     Net cash provided by operating activities       365,244        994,512
                                                    ________     __________


Cash flows from investing activities:
     Acquisition of equipment                           -              (975)
     Proceeds from sale of equipment                 234,558        500,148
                                                    ________     __________

     Net cash provided by investing activities       234,558        499,173
                                                    ________     __________

Cash flows from financing activities:
     Distributions                                  (504,587)    (1,754,693)
     Redemptions of capital                           (5,772)        (9,961)
                                                    ________     __________

     Net cash used in financing activities          (510,359)    (1,764,654)
                                                    ________     __________

     Increase (decrease) in cash and
      cash equivalents                                89,443       (270,969)

     Cash and cash equivalents, beginning
      of period                                      716,019        771,837
                                                    ________     __________

     Cash and cash equivalents, end of period       $805,462     $  500,868
                                                    ========     ==========


The accompanying notes are an integral part of these financial statements.

                                       5
                     FIDELITY LEASING INCOME FUND III, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1996
                                 (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

1.  EQUIPMENT LEASED

    The remaining equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 14 to 48 months. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Currently, the Fund's policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review.

    The future approximate minimum rentals to be received on noncancellable operating leases as of June 30, 1996 are $102,000 for the remainder of the year ending December 31, 1996.


2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 6% of gross rental payments from equip-ment under operating leases for administrative and management services performed on behalf of the Fund.

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and six months ended June 30, 1996 and 1995:

                             Three Months Ended            Six Months Ended
                                   June 30                     June 30
                             1996          1995            1996        1995
                             ____          ____            ____        ____

   Management fee          $11,038      $26,383          $28,165     $63,301
   Reimbursable costs        8,030        9,805           20,238      16,147






                                      6


                     FIDELITY LEASING INCOME FUND III, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)


2.  RELATED PARTY TRANSACTIONS (Continued)

    Amounts due from related parties at June 30, 1996 and December 31, 1995 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at June 30, 1996 and December 31, 1995 represent monies due to the General Partner for the fees and costs mentioned above, as well as rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared and paid a cash distribution of $314,346 in August 1996 for the three months ended June 30, 1996, to all admitted partners as of June 30, 1996.




































                                           7



                      FIDELITY LEASING INCOME FUND III, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund III, L.P. had revenues of $204,426 and $451,596 for the three months ended June 30, 1996 and 1995, respectively.
and $689,458 and $1,217,000 for the six months ended June 30, 1996 and 1995 respectively. Rental income from the leasing of computer peripheral equipment accounted for 90% and 97% of total revenues for the second quarter of 1996 and 1995, respectively and 68% and 87% of total revenues for the first six months of 1996 and 1995, respectively. The decrease in revenues is primarily attributable to a decrease in rental income caused by equipment which came off lease since the second quarter of 1995 and was re-leased at lower rental rates or sold. Additionally, the Fund recognized a net gain on sale of equipment of $196,606 and $135,949 for the six months ended June 30, 1996 and 1995, respectively, which reduced the overall decrease in revenues in 1996.

    Expenses were $90,868 and $373,951 during the three months ended June 30, 1996 and 1995, respectively and $180,868 and $757,769 for the first six months of 1996 and 1995, respectively. Depreciation expense comprised 55% and 50% of total expenses during the second quarter of 1996 and 1995, respectively and 56% and 67% of total expenses for the first six months of 1996 and 1995, respectively. The decrease in expenses between 1996 and 1995 is primarily attributable to a decrease in depreciation expense. The decrease in depreci-ation expense was caused by equipment which came off lease or became fully depreciated since the second quarter of 1995. Additionally, management fee to related party decreased proportionate to the decrease in rental income. Furthermore, the decrease in the write-down of equipment to net realizable value also contributed to the decrease in overall expenses in 1996. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $-0- was charged to operations to write down equipment to its estimated net realizable value during the six months ended June 30, 1996 as compared to $121,000 for the six months ended June 30, 1995.

    For the three months ended June 30, 1996 and 1995, the Fund had net income of $113,558 and $77,645, respectively. For the six months ended June 30, 1996 and 1995, the Fund had net income of $508,590 and $459,231, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings
(loss) allocated to the General Partner were ($16.35) and $7.02 based on a weighted average number of equivalent limited partnership units outstanding of 9,377 and 10,380 for the quarter ended June 30, 1996 and 1995, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $3.90 and $40.36 based on a weighted average number of equivalent limited partnership units outstanding of 9,528 and 11,018 for the six months ended June 30, 1996 and 1995, respectively.

    The Fund generated funds from operations of $158,115 and $386,016, for the purpose of determining cash available for distribution during the second quarter of 1996 and 1995, respectively, and distributed $314,346 and $482,233 to partners in August 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, the Fund generated funds from operations of $412,702 and $955,490, respectively and distributed $254,587 and $973,400 to partners during the six months ended June 30, 1996 and 1995, respectively and $314,346 and $482,233 to partners in August 1996 and 1995, respectively. The distribu-tions for both the three and six months ended June 30, 1996 include $219,231 of sales proceeds and cash available from previous quarters which was not dis-tributed.



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

                                 June 30, 1996

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

            FIDELITY LEASING INCOME FUND III, L.P.




            8-13-96     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            8-13-96     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)




































                                         11
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

            FIDELITY LEASING INCOME FUND III, L.P.




                        By:
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





                        By:
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)




































                                         11