Form 10-Q
period 1996-09-30
FIDELITY LEASING INCOME FUND III LP
filed 1996-11-14
CIK 786470

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

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

                  Seven East Skippack Pike, Ambler, PA 19002
_______________________________________________________________________________
                (Address of principal executive offices)   (Zip code)

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

                       FIDELITY LEASING INCOME FUND III, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                         (Unaudited)               (Audited)
                                        September 30,             December 31,
                                            1996                      1995
                                        _____________             ____________

Cash and cash equivalents                 $653,532                  $ 716,019

Accounts receivable                          6,713                    301,754

Interest receivable                          8,277                      4,190

Due from related parties                    42,700                      6,349

Equipment under operating leases
(net of accumulated depreciation
of $4,130,219 and $5,841,499,
respectively)                              129,859                    310,347

Equipment held for sale or lease              -                        13,218
                                          ________                 __________

       Total assets                       $841,081                 $1,351,877
                                          ========                 ==========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $ 83,304                 $  375,648

     Accounts payable and
      accrued expenses                      16,764                     24,597

     Due to related parties                   -                        15,100
                                          ________                 __________

       Total liabilities                   100,068                    415,345

Partners' capital                          741,013                    936,532
                                          ________                 __________

          Total liabilities and
           partners' capital              $841,081                 $1,351,877
                                          ========                 ==========








     The accompanying notes are an integral part of these financial statements.


                                         2
                       FIDELITY LEASING INCOME FUND III, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                      September 30             September 30
                                    1996        1995         1996        1995
                                    ____        ____         ____        ____

Income:
     Rentals                      $158,851    $403,181    $628,263   $1,458,862
     Interest                        7,205       6,259      28,817       28,674
     Gain on sale of equipment,
      net                           21,459        -        218,065      129,139
     Other                             475       5,729       2,303        8,684
                                  ________    ________    ________   __________

                                   187,990     415,169     877,448    1,625,359
                                  ________    ________    ________   __________


Expenses:
     Depreciation                   29,620     112,867     130,338      624,075
     Write-down of equipment to
      net realizable value            -           -           -         121,000
     General and administrative     19,822      70,311      51,569      116,424
     General and administrative
      to related party               8,421       3,643      28,659       19,790
     Management fee to related
      party                          9,531      23,923      37,696       87,224
     Loss on sale of equipment,
      net                             -          6,810        -            -
                                  ________    ________    ________   __________

                                    67,394     217,554     248,262      968,513
                                  ________    ________    ________   __________

Net income                        $120,596    $197,615    $629,186   $  656,846
                                  ========    ========    ========   ==========


Net income (loss) per equivalent
  limited partnership unit        $ (16.15)   $  20.11    $( 11.64)  $    60.40
                                  ========    ========    ========   ==========


Weighted average number of
  equivalent limited partnership
  units outstanding during
  the period                         9,053       9,362      9,369        10,480
                                  ========    ========    =======    ==========







     The accompanying notes are an integral part of these financial statements.


                                         3

                       FIDELITY LEASING INCOME FUND III, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1996

                                     (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1996        $ 11,841     61,743    $924,691      $936,532

Redemptions                         -          (508)     (5,772)       (5,772)

Cash distributions              (483,935)      -       (334,998)     (818,933)

Net income (loss)                738,279       -       (109,093)      629,186
                                ________     ______    ________      ________

Balance, September 30, 1996     $266,185     61,235    $474,828      $741,013
                                ========     ======    ========      ========




































     The accompanying notes are an integral part of these financial statements.


                                         4
                       FIDELITY LEASING INCOME FUND III, L.P.

                              STATEMENTS OF CASH FLOWS

                For the nine months ended September 30, 1996 and 1995
                                     (Unaudited)

                                                      1996          1995
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  629,186    $  656,846
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    130,338       624,075
     Write-down of equipment to
      net realizable value                              -          121,000
     Gain on sale of equipment, net                 (218,065)     (129,139)
     (Increase) decrease in accounts receivable      295,041        26,273
     (Increase) decrease in due from related parties (36,351)       27,573
     Increase (decrease) in lease rents
      paid in advance                               (292,344)      (54,879)
     Increase (decrease) in accounts payable
      and accrued expenses                            (7,833)      (38,659)
     Increase (decrease) in due to related parties   (15,100)       11,175
     (Increase) decrease in other, net                (4,087)        2,282
                                                  __________    __________

                                                    (148,401)      589,701
                                                  __________    __________

     Net cash provided by operating activities       480,785     1,246,547
                                                  __________    __________


Cash flows from investing activities:
     Acquisition of equipment                           -             (975)
     Proceeds from sale of equipment                 281,433       547,583
                                                  __________    __________

     Net cash provided by investing activities       281,433       546,608
                                                  __________    __________

Cash flows from financing activities:
     Distributions                                  (818,933)   (2,236,926)
     Redemptions of capital                           (5,772)       (9,961)
                                                  __________    __________

     Net cash used in financing activities          (824,705)   (2,246,887)
                                                  __________    __________

     Decrease in cash and cash equivalents           (62,487)     (453,732)

     Cash and cash equivalents, beginning
      of period                                      716,019       771,837
                                                  __________    __________

     Cash and cash equivalents, end of period     $  653,532    $  318,105
                                                  ==========    ==========

     The accompanying notes are an integral part of these financial statements.

                                         5
                       FIDELITY LEASING INCOME FUND III, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1996

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

1.  EQUIPMENT LEASED

    The remaining equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manu-factured by IBM. The lessees have agreements with the manufacturer to pro-vide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 14 to 48 months. Generally, during the remain-ing terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Currently, the Fund's policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review.

    The future approximate minimum rentals to be received on noncancellable operating leases as of September 30, 1996 are $131,000 for the remainder of the year ending December 31, 1996.

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 6% of gross rental payments from equip-ment under operating leases for administrative and management services performed on behalf of the Fund.

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and nine months ended September 30, 1996 and 1995:

                              Three Months Ended        Nine Months Ended
                                 September 30              September 30
                               1996         1995         1996        1995
                               ____         ____         ____        ____

     Management fee           $9,531      $23,923      $37,696     $87,224
     Reimbursable costs        8,421        3,643       28,659      19,790

    Amounts due from related parties at September 30, 1996 and December 31, 1995 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.



                                          6
                       FIDELITY LEASING INCOME FUND III, L.P.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    The amount due to related parties at December 31, 1995 represents monies due to the General Partner for the fees and costs mentioned above, as well as rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  SUBSEQUENT EVENT

    Cash Distribution:

    Subsequent to September 30, 1996, the General Partner declared and paid a cash distribution of $314,345 for the three months ended September 30, 1996, to all admitted partners as of September 30, 1996.

                       FIDELITY LEASING INCOME FUND III, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund III, L.P. had revenues of $187,990 and $415,169 for the three months ended September 30, 1996 and 1995, respectively, and $877,448 and $1,625,359 for the nine months ended September 30, 1996 and 1995, respectively. Rental income from the leasing of computer peripheral equipment accounted for 84% and 97% of total revenues for the third quarter of 1996 and 1995, respectively and 72% and 90% for the first nine months of 1996 and 1995, respectively. The decrease in revenues is primarily attributable to a decrease in rental income caused by equipment which came off lease since the third quarter of 1995 and was re-leased at lower rental rates or sold. Addi-tionally, the Fund recognized a net gain on sale of equipment of $218,065 and $129,139 for the nine months ended September 30, 1996 and 1995, respectively, which reduced the overall decrease in revenues in 1996.

    Expenses were $67,394 and $217,554 during the three months ended September 30, 1996 and 1995, respectively, and $248,262 and $968,513 for the first nine months of 1996 and 1995, respectively. Depreciation expense comprised 44% and 52% of total expenses during the third quarter of 1996 and 1995, respectively, and 53% and 64% of total expenses for the first nine months of 1996 and 1995, respectively. The decrease in expenses between 1996 and 1995 is primarily attributable to a decrease in depreciation expense. The decrease in depreci-ation expense was caused by equipment which came off lease or became fully depreciated since the third quarter of 1995. Additionally, the decrease in the write-down of equipment to net realizable value also contributed to the decrease in overall expenses in 1996. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $-0- was charged to operations to write down equipment to its estimated net realizable value during the nine months ended September 30, 1996 as compared to $121,000 for the nine months ended September 30, 1995. The decrease in equipment expenses incurred to remarket equipment, which are included in general and administrative expenses also contributed to the decline in expenses in 1996. Furthermore, management fee to related party decreased proportionately to the decrease in rental income in 1996.

    For the three months ended September 30, 1996 and 1995, the Fund had net income of $120,596 and $197,615, respectively. For the nine months ended September 30, 1996 and 1995, the Fund had net income of $629,186 and $656,846, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner were ($16.15) and $20.11 based on a weighted average number of equivalent limited partnership units outstanding of 9,053 and 9,362 for the quarter ended September 30, 1996 and 1995, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were ($11.64) and $60.40 based on a weighted average number of equivalent limited partnership units outstanding of 9,369 and 10,480 for the nine months ended September 30, 1996 and 1995, respectively.

                       FIDELITY LEASING INCOME FUND III, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated funds from operations of $128,757 and $317,292, for the purpose of determining cash available for distribution during the third quarter of 1996 and 1995, respectively, and distributed $314,345 and $186,744 to partners subsequent to September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, the Fund generated $541,459 and $1,272,782, respectively of funds from operations and distributed $568,932 and $1,455,633 to partners during the nine months ended September 30, 1996 and 1995, respectively and $314,345 and $186,744 to partners subsequent to September 30, 1996 and 1995, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The General Partner has commenced the dissolution process for the Fund with the intent of fully liquidating the Fund by the end of 1996. Therefore, as leases expire, the General Partner will seek to sell the equipment at market value.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the remainder of the liquidation process.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND III, L.P.

                                 September 30, 1996

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

                       FIDELITY LEASING INCOME FUND III, L.P.




          11-12-96    By:  Freddie M. Kotek
          ________         _____________________________
          Date             Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




          11-12-96    By:  Marianne T. Schuster
          ________         _____________________________
          Date             Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                       FIDELITY LEASING INCOME FUND III, L.P.




          _______          _____________________________
          Date             Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




          _______          _____________________________
          Date             Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)




































                                         11