Form 10-K
period 1996-12-31
FIDELITY LEASING INCOME FUND III LP
filed 1997-03-27
CIK 786470

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the year ended December 31, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the transition period from _______________ to ______________

Commission file number 0-15765
                Fidelity Leasing Income Fund III, L.P.
_________________________________________________________________
       (Exact name of registrant as specified in its charter)

        Delaware                         51-0292194
_________________________________________________________________
(State of Organization)      (I.R.S. Employer Identification No.)

   Seven East Skippack Pike, Ambler, Pennsylvania        19002
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

The number of outstanding limited partnership units of the Registrant at December 31, 1996 is 61,231.

There is no public market for these securities.

The index of Exhibits is located on page 10.
1
                                PART I

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

     The Fund closed on April 30, 1987 and raised $34,985,398 of proceeds through the sale of limited partnership units.
Equipment of approximately $46,408,915 was purchased through December 31, 1996 with these proceeds raised, and also with cash distributions which were reinvested by partners and cash from operations which was not distributed to partners. As of December 31, 1996, the Fund has equipment on lease and equipment held for sale or lease with an approximate total net book value of $102,000. The General Partner has commenced the dissolution process for the Fund with the intent of fully liquidating the Fund. Therefore, as leases expire, the General Partner will seek to sell the equipment at market value.

     The Fund generally acquired equipment subject to a lease. Purchases of equipment for lease were made through equipment leasing brokers, under a sale-leaseback arrangement directly from lessees owning equipment, from the manufacturer either pursuant to a purchase agreement relating to significant quantities of equipment or on an ad hoc basis to meet the needs of a particular lessee.

     The equipment acquired was generally leased under "operating" leases. Operating leases provided the Fund, as lessor, aggregate rental payments in an amount that is less than the purchase price of the equipment. Operating leases represent a greater risk but with the potential for increased returns, depending on the realization of renewal and remarketing results. Due to technological, competitive, market and economic factors, the Fund experienced renewals and remarketing of leases at lower rental rates and residual values than was forecasted at the inception of the leases.












                                  2
     The Fund's ability to attain its investment objectives was subject to the factors discussed above. The Fund competed in the equipment leasing industry with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which had greater financial resources than the Fund and more experience in the equipment leasing business than the General Partner. This competition may have been in the position to offer equipment to lessees on financial terms more favorable than those which the Fund could offer. The offer of maintenance contracts, trade-in-privileges and other services which the Fund could not provide may have resulted in the Fund leasing its equipment on a less favorable basis than its competitors.

     In addition, competitive factors in the computer equipment industry, including pricing, technological innovation and methods of financing, could have adversely affected the Fund in its ability to obtain new leases and renewals or to sell equipment for its anticipated net realizable values.

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1996 together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type and aggregate purchase price of the various types of equipment acquired and leased by the Fund as of December 31, 1996, along with the percentage of total equipment represented by each type of equipment, a breakdown of equipment usage by industrial classification and the average initial term of leases:

                               Purchase Price     Percentage of
Type of Equipment Acquired      of Equipment     Total Equipment

Communication Controllers       $1,337,183           31.80%
Disk Storage Systems               867,962           20.64
Mini Computer Systems                6,143            0.15
Network Communications             537,171           12.77
Personal Computers, Terminals
  and Work Stations                149,232            3.55
Printers                         1,293,110           30.75
Tape Storage Systems                 8,089            0.19
Other                                6,370            0.15
                                __________          ______

     Totals                     $4,205,260          100.00%
                                ==========          ======






                                  3
                      Breakdown of Equipment Usage
                      By Industrial Classification


                               Purchase Price      Percentage of
Type of Business                of Equipment      Total Equipment

Diversified Financial/Banking/
  Insurance                      $  485,077            11.54%
Manufacturing/Refining            1,752,856            41.68
Publishing/Printing                 563,309            13.40
Retailing/Consumer Goods            931,613            22.15
Telephone/Telecommunications        472,405            11.23
                                 __________           ______

     Totals                      $4,205,260           100.00%
                                 ==========           ======


Average Initial Term of Leases (in months):  37

     All of the above equipment is currently leased under operating leases.



Item 3.  LEGAL PROCEEDINGS

     Not applicable.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.
























                                    4
                                PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.

     (b)  Number of Equity Security Holders:

                                       Number of Partners
         Title of Class              as of December 31, 1996

     Limited Partnership Interests            2,078

     General Partnership Interest                 1

Item 6.  SELECTED FINANCIAL DATA

                                             For the Years Ended December 31,

                             1996           1995          1994           1993           1992
Total Income              $1,054,992    $2,043,528    $3,819,594    $4,494,595     $5,564,503
Net Income                   736,261       925,528       693,878       725,087      1,505,755
Distributions to
 Partners                  1,133,278     2,423,671     4,154,686     5,521,419      5,699,652
Net Income (Loss) Per
 Equivalent Limited
 Partnership Unit              (0.49)        87.50         43.18         27.52          42.67
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                      9,138        10,161        15,240        24,357         33,956


                                                        December 31,

                             1996          1995           1994          1993          1992
Total Assets               $593,584     $1,351,877     $2,617,225    $6,315,363   $11,558,376
Equipment under Operating
 Leases and Equipment
 Held for Sale or
 Lease (Net)                102,325        323,565      1,641,892     4,283,142     6,836,119
Limited Partnership
 Units                       61,231         61,743         62,215        63,209        65,389
Limited Partners              2,078          2,098          2,110         2,123         2,186








                                          5
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	The significant decrease in revenues and expenses in 1996 and 1995 is primarily due to the dissolution process of the Fund.

     The Fund had revenues of $1,054,992, $2,043,528 and $3,819,594 for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease in revenues between 1996, 1995 and 1994 is primarily caused by the decrease in rental income generated from equipment on operating leases. Rental income from the leasing of computer peripheral equipment accounted for 74%, 87% and 94% of total income in 1996, 1995 and 1994, respectively. In addition, interest income decreased in 1996 and 1995 due to a decline in interest rates and, in 1996, the decrease in cash available for investment. The decrease in interest income contributed to the decrease in total revenues for these years, as well.

     Expenses were $318,731, $1,118,000 and $3,125,716 for the years ended December 31, 1996, 1995 and 1994, respectively. Depreciation expense comprised 50% of total expenses in 1996, 63% of total expenses in 1995 and 80% of total expenses in 1994. The decrease in expenses between these years is primarily attributable to the decrease in depreciation expense because of equipment which came off lease and was terminated or sold. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In 1996, 1995 and 1994, approximately $-0-, $141,000 and $148,000, respectively, was charged to write-down of equipment to net realizable value which also accounts for the decrease in total expenses in 1996 and 1995. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. Additionally, the decline in management fees, resulting from the decrease in rental income contributed to the decrease in total expenses in 1996 and 1995.

	The Fund's net income was $736,261, $925,528 and $693,878 for the years ended December 31, 1996, 1995 and 1994, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were ($0.49), $87.50 and $43.18 for the years ended December 31, 1996, 1995 and 1994, respectively. The weighted average number of equivalent limited partnership units outstanding were 9,138, 10,161 and 15,240 for 1996, 1995 and 1994, respectively.











                                       6
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

     The Fund generated funds from operations, for the purpose of determining cash available for distribution, of $672,902, $1,556,199 and $3,164,239 and declared distributions of $933,278, $1,892,377 and $3,573,922 to partners for 1996, 1995 and 1994, respectively. The distributions for 1996, 1995 and 1994 include $260,376, $336,178 and $409,683, respectively, of sales proceeds and cash available from previous years which was not distributed. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. During the fourth quarter of 1995, the General Partner revised its policy regarding cash distributions so that the distributions more accurately reflect the net income of the Fund over the most recent twelve months.

Analysis of Financial Condition

     During 1996, the dissolution process continues for the Fund.
Therefore, as leases expire, the General Partner will make every effort to sell the equipment at market value. The Fund purchased $-0-, $1,984 and $181,144 of equipment during the years ended December 31, 1996, 1995 and 1994 respectively.

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



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.













                                         7

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In February 1996, the Board of Directors resolved to change the name of the General Partner from Fidelity Leasing Corporation to F.L. Partnership Management, Inc. (FLPMI). F.L. Partnership Management, Inc. is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Directors and Executive Officers of FLPMI are:

     FREDDIE M. KOTEK, age 40, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1993. Senior Vice President and Chief Financial Officer of Paine Webber Properties from 1990 to 1991.

     MICHAEL L. STAINES, age 47, Director and Secretary of FLPMI since September 1995 and Senior Vice President and Secretary of Resource America, Inc. since 1989.

     SCOTT F. SCHAEFFER, age 34, Director of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. Vice President-Real Estate of Resource America, Inc. and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1992. Vice President of the Dover Group, Ltd. (a real estate investment company) from 1985 to 1992.

     Others:

     STEPHEN P. CASO, age 41, Vice President and General Counsel of FLPMI since 1992.

     MARIANNE T. SCHUSTER, age 38, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 29, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.


















                                       8
Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1996:

         Name of Individual or        Capacities in
         Number in Group              Which Served        Compensation

         F.L. Partnership
         Management, Inc.             General Partner      $47,142(1)
                                                           =======

     (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 1996, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

     (b) In 1985, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of F.L. Partnership Management, Inc. nor such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 5% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 10% compounded Priority Return; thereafter 10%. The General Partner will also share in net income equal to the greater of its cash distributions or 1% of net income or to the extent there are losses, 1% of such losses.

     (c) There are no arrangements known to the Fund that would, at any subsequent date, result in a change in control of the Fund.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1996, the Fund was charged $47,142 of management fees by the General Partner. The General Partner will continue to receive 6% of rental payments on equipment under operating leases for administrative and management services performed on behalf of the Fund.

     The General Partner also receives 5% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 10% compounded Priority Return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1996, the General Partner received $750,778 of cash distributions.

     The Fund incurred $37,418 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1996.



                                       9
                                    PART IV

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
















                                      10
                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FIDELITY LEASING INCOME FUND III, L.P.
                        A Delaware limited partnership

                        By:  F.L. PARTNERSHIP MANAGEMENT, INC.

                             Freddie M. Kotek, Chairman
                        By:  ___________________________
                             Freddie M. Kotek, Chairman
                             and President

Dated March 24, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:

Signature                     Title                              Date



Freddie M. Kotek
___________________________  Chairman of the Board of Directors  3-24-97
Freddie M. Kotek             and President of F.L. Partnership
                             Management, Inc. (Principal Executive
                             Officer)



Michael L. Staines
___________________________  Director of F.L. Partnership        3-24-97
Michael L. Staines           Management, Inc.



Marianne T. Schuster
___________________________  Vice President and Controller       3-24-97
Marianne T. Schuster         of F.L. Partnership Management,
                             Inc. (Principal Financial
                             Officer)














                                       11

               INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                               Pages

Report of Independent Certified Public Accountants             F-2

Balance Sheets as of December 31, 1996 and 1995                F-3

Statements of Operations for the years ended                   F-4
  December 31, 1996, 1995 and 1994

Statements of Partners' Capital for the years                  F-5
  ended December 31, 1996, 1995 and 1994

Statements of Cash Flows for the years ended                   F-6
  December 31, 1996, 1995 and 1994

Notes to Financial Statements                                  F-7 - F-11











All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund III, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund III, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ending December 31, 1996. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund III, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




Grant Thornton, LLP
Philadelphia, Pennsylvania
February 10, 1997

                     FIDELITY LEASING INCOME FUND III, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                                             December 31,

                                                          1996            1995

Cash and cash equivalents                              $462,633        $  716,019

Accounts receivable                                      27,153           301,754

Due from related parties                                  1,473             6,349

Interest receivable                                        -                4,190

Equipment under operating leases
(net of accumulated depreciation
of $4,102,935 and $5,841,499,
respectively)                                           102,325           310,347

Equipment held for sale or lease                           -               13,218
                                                       ________        __________


            Total assets                               $593,584        $1,351,877
                                                       ========        ==========

                              LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
     Lease rents paid in advance                       $ 19,702        $  375,648

     Accounts payable and
      accrued expenses                                   30,249             9,787

     Due to related parties                               9,890            29,910
                                                       ________        __________

            Total liabilities                            59,841           415,345

Partners' capital                                       533,743           936,532
                                                       ________        __________

            Total liabilities and
             partners' capital                         $593,584        $1,351,877
                                                       ========        ==========








   The accompanying notes are an integral part of these financial statements.

                              FIDELITY LEASING INCOME FUND III, L.P.

                              STATEMENTS OF OPERATIONS

                                                For the years ended December 31,

                                               1996            1995           1994
Income:
  Rentals                                   $  785,705      $1,775,370     $3,571,929
  Interest                                      26,343          38,394	         51,466
  Gain on sale of equipment, net               221,231         215,441        190,212
  Other                                         21,713          14,323          5,987
                                            __________      __________     __________

                                             1,054,992       2,043,528      3,819,594
                                            __________      __________     __________


Expenses:
  Depreciation                                 157,872         704,856      2,512,324
  Write-down of equipment to
   net realizable value                           -            141,256	        148,249
  General and administrative                    76,299         118,098	        186,242
  General and administrative to
   related party                                37,418          47,576         65,606
  Management fee to related party               47,142         106,214        213,295
                                            __________      __________     __________

                                               318,731       1,118,000      3,125,716
                                            __________      __________     __________

  Net income                                $  736,261      $  925,528     $  693,878
                                            ==========      ==========     ==========


  Net income (loss) per equivalent
   limited partnership unit                 $    (0.49)     $    87.50     $    43.18
                                            ==========      ==========     ==========



  Weighted average number of
   equivalent limited partnership units
   outstanding during the year                   9,138          10,161         15,240
                                            ==========      ==========     ==========







   The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND III, L.P.

                            STATEMENTS OF PARTNERS' CAPITAL
                  For the years ended December 31, 1996, 1995 and 1994


                                         General     Limited Partners
                                         Partner    Units        Amount      Total
                                         _______    ___________________      _____

Balance, January 1, 1994                 $ 12,962    63,209  $5,967,705   $5,980,667

Redemptions                                  -         (994)    (75,225)	     (75,225)

Cash distributions                        (41,547)     -     (4,113,139)	  (4,154,686)

Net income                                 35,739      -        658,139      693,878
                                         ________   _______  __________   __________

Balance, December 31, 1994                  7,154    62,215   2,437,480    2,444,634

Redemptions                                  -         (472)     (9,959)      (9,959)

Cash distributions                        (31,706)     -     (2,391,965)  (2,423,671)

Net income                                 36,393      -        889,135      925,528
                                         ________   _______  __________   __________

Balance, December 31, 1995                 11,841    61,743     924,691      936,532

Redemptions                                  -         (512)     (5,772)      (5,772)

Cash distributions                       (750,778)     -       (382,500)  (1,133,278)

Net income (loss)                         740,778      -         (4,517)     736,261
                                         ________   _______  __________   __________

Balance, December 31, 1996               $  1,841    61,231  $  531,902   $  533,743
                                         ========   =======  ==========   ==========













   The accompanying notes are an integral part of these financial statements.











                                          F-5
                           FIDELITY LEASING INCOME FUND III, L.P.

                                 STATEMENTS OF CASH FLOWS

                                                        For the years ended December 31,

                                                        1996          1995         1994
Cash flows from operating activities:
   Net income                                          $  736,261    $  925,528   $  693,878
                                                       __________    __________   __________
   Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                           157,872       704,856    2,512,324
   Write down of equipment to net realizable value           -          141,256      148,249
   Gain on sale of equipment, net                        (221,231)     (215,441)    (190,212)
   (Increase) decrease in accounts receivable             274,601      (133,587)      22,708
   (Increase) decrease in due from related parties          4,876        26,592       91,112
   Increase (decrease) in lease rents
    paid in advance                                      (355,946)      261,045     (111,955)
   Increase (decrease) in other, net                        4,632       (20,093)     (47,882)
                                                       __________    __________   __________

                                                         (135,196)      764,628    2,424,344
                                                       __________    __________   __________

   Net cash provided by operating activities              601,065     1,690,156    3,118,222
                                                       __________    __________   __________

Cash flows from investing activities:
   Acquisition of equipment                                  -           (1,984)    (181,144)
   Purchase of investment securities
    held to maturity                                         -             -        (247,795)
   Maturity of investment securities
    held to maturity                                         -             -         495,738
   Proceeds from sale of equipment                        284,599       689,640      352,033
                                                       __________    __________   __________

   Net cash provided by investing activities              284,599       687,656      418,832
                                                       __________    __________   __________

Cash flows from financing activities:
   Distributions                                       (1,133,278)   (2,423,671)  (4,154,686)
   Redemptions of capital                                  (5,772)       (9,959)     (75,225)
                                                       __________    __________   __________

   Net cash used in financing activities               (1,139,050)   (2,433,630)  (4,229,911)
                                                       __________    __________   __________

   Decrease in cash and cash equivalents                 (253,386)      (55,818)    (692,857)

   Cash and cash equivalents, beginning of year           716,019       771,837    1,464,694
                                                       __________    __________   __________

   Cash and cash equivalents, end of year              $  462,633    $  716,019   $  771,837
                                                       ==========    ==========   ==========








          The accompanying notes are an integral part of these financial statements.



                                      F-6
                    FIDELITY LEASING INCOME FUND III, L.P.

                       NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION AND NATURE OF BUSINESS

Fidelity Leasing Income Fund III, L.P. (the "Fund") was formed in December
1985.  The General Partner of the Fund is F.L. Partnership Management,
Inc. (FLPMI), which is a wholly owned subsidiary of Resource Leasing Inc., a wholly owned subsidiary of Resource America, Inc. The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquired computer equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, data processing and office equipment, which is leased to third parties throughout the United States on a short-term basis. The General Partner has commenced the dissolution process for the Fund and intends to liquidate any remaining equipment by December 31, 1997.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in bank repurchase agreements.

Concentrations of credit risk with respect to accounts receivables are limited due to the dispersion of the Fund's lessees over different industries and geographies.

Impairment of Long-Lived Assets

Effective January 1, 1996, the Fund adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This new standard provides guidance on when to recognize and how to measure impairment losses of long-lived assets and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121 had no impact on the net income of the Fund.

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




                                        F-7
                   FIDELITY LEASING INCOME FUND III, L.P.

                  NOTES TO FINANCIAL STATEMENTS (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Leases

The Fund's leasing operations consisted primarily of operating leases. The cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to six years.
Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

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

Significant Fourth Quarter Adjustments

Currently, the Fund's practice has been to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. Based upon this review, the Fund recorded an adjust-ment of approximately $20,000, and $148,000 or $1.97 and $9.71 per equiva-lent limited partnership unit to write down its rental equipment in the fourth quarter of 1995 and 1994, respectively. There were no significant fourth quarter adjustments made in 1996.




                                     F-8
                   FIDELITY LEASING INCOME FUND III, L.P.

                  NOTES TO FINANCIAL STATEMENTS (Continued)


3.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

Cash distributions (except for the period from January 1, 1992 through June 30, 1995), if any, are made quarterly as follows: 95% to the Limited
Partners and 5% to the General Partner, until the Limited Partners have received an amount equal to the purchase price of their Units, plus a 10% compounded Priority Return (an amount equal to 10% compounded annually on the portion of the purchase price not previously distributed); thereafter, 90% to the Limited Partners and 10% to the General Partner. During the year ended December 31, 1996, the General Partner received cash distribu-tions of $730,646 representing the remaining portion of the 5% of cash distributions which the General Partner was entitled to receive in accordance with the Partnership Agreement for prior periods.

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

In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1995 and 1994, approximately
$141,000, and $148,000, respectively was charged to write-down of equipment to net realizable value.

The future approximate minimum rentals to be received on noncancellable operating leases as of December 31 are $203,000 for the year 1997.











                                     F-9

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

Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs charged by the General Partner and its parent company during the years ended December 31:

                                       1996        1995        1994

     Management fee                  $47,142    $106,214    $213,295
     Reimbursable costs               37,418      47,576      65,606

During 1996, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America, Inc. serves as a director.

Amounts due from related parties at December 31, 1996 and 1995 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted the Fund.

Amounts due to related parties at December 31, 1996 and 1995 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.


6.  MAJOR CUSTOMERS

For the year ended December 31, 1996, two customers accounted for approximately 25% and 17% and two customers accounted for approximately 12% each of the Fund's rental income. For the year ended December 31, 1995, three customers accounted for approximately 21%, 19% and 11% of the Fund's rental income. For the year ended December 31, 1994, three customers accounted for approximately 16%, 15% and 14% and two customers accounted for approximately 11% each of the Fund's rental income.






                                       F-10
                     FIDELITY LEASING INCOME FUND III, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

7.  CASH DISTRIBUTIONS

Below is a summary of the quarterly cash distributions made to partners during the years ended December 31:

Month of Distribution                     1996          1995        1994
             February                  $  250,000    $  781,294  $1,362,057
             May                          254,587       973,400   1,117,318
             August                       314,346       482,233     781,812
             November                     314,345       186,744     893,499
                                       __________    __________  __________

                                       $1,133,278    $2,423,671  $4,154,686
                                       ==========    ==========  ==========

In addition, the General Partner declared a cash distribution of $50,000 in February 1997 for the three months ended December 31, 1996, to all admitted partners as of December 31, 1996.


































                                       F-11