Form 10-Q
period 1997-03-31
FIDELITY LEASING INCOME FUND III LP
filed 1997-05-14
CIK 786470

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

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

                       FIDELITY LEASING INCOME FUND III, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             1997                     1996
                                         _____________            ____________

Cash and cash equivalents                   $523,300                $462,633

Accounts receivable                           39,350                  27,153

Due from related parties                       9,000                   1,473

Equipment under operating leases
(net of accumulated depreciation
of $3,144,366 and $4,577,784,
respectively)                                 69,649                 102,325
                                            ________                ________

       Total assets                         $641,299                $593,584
                                            ========                ========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance            $ 26,507                $ 19,702

     Accounts payable and
      accrued expenses                        20,518                  30,249

     Due to related parties                    2,120                   9,890
                                            ________                ________

       Total liabilities                      49,145                  59,841

Partners' capital                            592,154                 533,743
                                            ________                ________
       Total liabilities and
        partners' capital                   $641,299                $593,584
                                            ========                ========










The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND III, L.P.

                             STATEMENTS OF OPERATIONS

               For the three months ended March 31, 1997 and 1996

                                   (Unaudited)


                                            1997          1996
                                            ____          ____

Income:
     Rentals                              $147,583      $285,455
     Interest                                6,214         8,002
     Gain on sale of equipment, net           -          190,855
     Other                                     649           720
                                          ________      ________

                                           154,446       485,032
                                          ________      ________

Expenses:
     Depreciation                           21,081        50,410
     General and administrative              7,283        10,255
     General and administrative
       to related party                      5,271        12,208
     Management fee to related
       party                                 8,855        17,127
     Loss on sale of equipment, net          3,545          -
                                          ________      ________

                                            46,035        90,000
                                          ________      ________

Net income                                $108,411      $395,032
                                          ========      ========


Net income per equivalent
  limited partnership unit                $  12.52      $  19.68
                                          ========      ========


Weighted average number of
  equivalent limited partnership
  units outstanding
  during the period                          8,575         9,679
                                          ========      ========








The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND III, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 1997

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units      Amount         Total
                                  _______     _____      ______         _____

Balance, January 1, 1997          $1,841     61,231    $531,902       $533,743

Cash distributions                (2,500)      -        (47,500)       (50,000)

Net income                         1,084       -        107,327        108,411
                                  ______     ______    ________       ________

Balance, March 31, 1997           $  425     61,231    $591,729       $592,154
                                  ======     ======    ========       ========




































The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 1997 and 1996

                                  (Unaudited)

                                                      1997          1996
                                                    ________      ________
Cash flows from operating activities:
     Net income                                     $108,411      $395,032
                                                    ________      ________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                     21,081        50,410
     (Gain) loss on sale of equipment, net             3,545      (190,855)
     (Increase) decrease in accounts receivable      (12,197)      282,850
     (Increase) decrease in due from related parties  (7,527)      (22,373)
     Increase (decrease) in lease rents paid
      in advance                                       6,805      (303,709)
     Increase (decrease) in other, net               (17,501)       (2,446)
                                                    ________      ________
                                                      (5,794)     (186,123)
                                                    ________      ________

     Net cash provided by operating activities       102,617       208,909
                                                    ________      ________


Cash flows from investing activities:
     Proceeds from sale of equipment                   8,050       227,750
                                                    ________      ________

     Net cash provided by investing activities         8,050       227,750
                                                    ________      ________

Cash flows from financing activities:
     Distributions                                   (50,000)     (250,000)
     Redemptions of capital                             -           (5,772)
                                                    ________      ________

     Net cash used in financing activities           (50,000)     (255,772)
                                                    ________      ________

     Increase in cash and cash equivalents            60,667       180,887

     Cash and cash equivalents, beginning
      of period                                      462,633       716,019
                                                    ________      ________

     Cash and cash equivalents, end of period       $523,300      $896,906
                                                    ========      ========





The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND III, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1997

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1996 financial statements have been reclassified to conform to the presentation in 1997.

1.  EQUIPMENT LEASED

    The remaining equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 18 to 48 months. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment. Currently, the Fund's policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. The General Partner continues the dissolution process for the Fund and intends to sell any remaining equipment by December 31, 1997.

    The future approximate minimum rentals to be received on noncancellable operating leases as of March 31, 1997 are $131,351 for the remainder of the year ending December 31, 1997.


2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 6% of gross rental payments from equip-ment under operating leases for administrative and management services performed on behalf of the Fund.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended
    March 31:


                                               1997                 1996
                                             ________             ________

          Management fee                      $8,855               $17,127
          Reimbursable costs                   5,271                12,208

                     FIDELITY LEASING INCOME FUND III, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

    The Fund maintains its checking and investment acounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at March 31, 1997 and December 31, 1996 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at March 31, 1997 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

                      FIDELITY LEASING INCOME FUND III, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund III, L.P. had revenues of $154,446 and $485,032 for the three months ended March 31, 1997 and 1996, respectively. Rental income from the leasing of computer equipment accounted for 96% and 59% of total revenues for the first quarter of 1997 and 1996, respectively. The decrease in revenues is attributable to a decrease in rental income caused by equipment which came off lease since the first quarter of 1996 and was released at lower rental rates or sold. Additionally, the Fund recognized a net loss on sale of equipment of $3,545 for the three months ended March 31,1997 as compared to a net gain on sale of equipment of $190,855 for the three months ended March 31, 1996, which contributed to the overall decrease in revenues in 1997.

    Expenses were $46,035 and $90,000 during the three months ended March 31, 1997 and 1996, respectively. Depreciation expense comprised 46% and 56% of total expenses during the first quarter of 1997 and 1996, respectively. The decrease in expenses between 1997 and 1996 is primarily attributable to a de-crease in depreciation expense. The decrease in depreciation expense was caused by equipment which came off lease or became fully depreciated since the first quarter of 1996. Additionally, the decline in management fees, resulting from the decrease in rental income, contributed to the decrease in total expenses between the first quarter of 1997 and 1996.

    For the three months ended March 31, 1997 and 1996, the Fund had net income of $108,411 and $395,032, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $12.52 and $19.68 based on a weighted average number of equivalent limited partnership units outstanding of 8,575 and 9,679 for the quarter ended March 31, 1997 and 1996, respectively.

    The Fund generated funds from operations of $133,037 and $254,587, for the purpose of determining cash available for distribution, for the first quarter of 1997 and 1996, respectively. There was no distribution made to partners for the three months ended March 31, 1997. A distribution of $254,587 was made to partners for the three months ended March 31, 1996. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund's dissolution process continued during the first quarter of 1997 and should be completed by December 31, 1997. Therefore, as leases expire, the General Partner will seek to sell the equipment at its market value.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the the remainder of the dissolution period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND III, L.P.

                                 March 31, 1997

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

            FIDELITY LEASING INCOME FUND III, L.P.




            5-14-97     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            5-14-97     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)




































                                         10