Form 10-Q
period 1997-06-30
FIDELITY LEASING INCOME FUND III LP
filed 1997-08-26
CIK 786470

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-15765

                       Fidelity Leasing Income Fund III, L.P.
_______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       51-0292194
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

7004 W. Butler Pike, Ambler, Pennsylvania     19002
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

                     FIDELITY LEASING INCOME FUND III, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1997                     1996
                                         _____________            ____________

Cash and cash equivalents                  $726,196                 $462,633

Accounts receivable                          17,719                   27,153

Due from related parties                      7,314                    1,473

Equipment under operating leases
(net of accumulated depreciation
of $2,710,941 and $4,577,784,
respectively)                                48,757                  102,325
                                           ________                 ________

       Total assets                        $799,986                 $593,584
                                           ========                 ========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $  7,132                 $ 19,702

     Accounts payable and
      accrued expenses                        4,642                   30,249

     Due to related parties                   5,174                    9,890
                                           ________                 ________
       Total liabilities                     16,948                   59,841

Partners' capital                           783,038                  533,743
                                           ________                 ________
       Total liabilities and
        partners' capital                  $799,986                 $593,584
                                           ========                 ========










The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND III, L.P.

                             STATEMENTS OF OPERATIONS

                                   (Unaudited)

                              Three Months Ended        Six Months Ended
                                    June 30                 June 30
                              1997          1996        1997        1996
                              ____          ____        ____        ____

Income:
  Rentals                   $119,878     $183,957     $267,461     $469,412
  Interest                     8,040       13,610       14,254       21,612
  Gain on sale of equipment,
   net                        91,802        5,751       88,257      196,606
  Other                       19,835        1,108       20,484        1,828
                            ________     ________     ________     ________

                             239,555      204,426      390,456      689,458
                            ________     ________     ________     ________

Expenses:
  Depreciation                20,892       50,308       41,973      100,718
  General and administrative  14,017       19,344       21,300       27,452
  General and administrative
   to related party            6,569       10,178       11,840       24,533
  Management fee to related
   party                       7,193       11,038       16,048       28,165
                            ________     ________     ________     ________

                              48,671       90,868       91,161      180,868
                            ________     ________     ________     ________

Net income                  $190,884     $113,558     $299,295     $508,590
                            ========     ========     ========     ========


Net income (loss) per
  equivalent limited
  partnership unit          $  21.39     $ (16.35)    $  34.04     $   3.90
                            ========     ========     ========     ========


Weighted average number of
  equivalent limited
  partnership units
  outstanding during the
  period                       8,835        9,377        8,705        9,528
                            ========     ========     ========     ========










The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND III, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 1997

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units      Amount         Total
                                  _______     _____      ______         _____

Balance, January 1, 1997           $1,841    61,231    $531,902       $533,743

Cash distributions                 (2,500)     -        (47,500)       (50,000)

Net income                          2,993      -        296,302        299,295
                                   ______    ______    ________       ________

Balance, June 30, 1997             $2,334    61,231    $780,704       $783,038
                                   ======    ======    ========       ========




































The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND III, L.P.

                            STATEMENTS OF CASH FLOWS

               For the six months ended June 30, 1997 and 1996

                                  (Unaudited)

                                                      1997           1996
                                                    ________       ________
Cash flows from operating activities:
     Net income                                     $299,295       $508,590
                                                    ________       ________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                     41,973        100,718
     Gain on sale of equipment, net                  (88,257)      (196,606)
     (Increase) decrease in accounts receivable        9,434        281,412
     (Increase) decrease in due from related parties  (5,841)        (8,106)
     Increase (decrease) in lease rents paid
      in advance                                     (12,570)      (307,361)
     Increase (decrease) in accounts payable and
      accrued expenses                               (25,607)           680
     Increase (decrease) in other, net                (4,716)       (14,083)
                                                    ________       ________
                                                     (85,584)      (143,346)
                                                    ________       ________

     Net cash provided by operating activities       213,711        365,244
                                                    ________       ________


Cash flows from investing activities:
     Proceeds from sale of equipment                  99,852        234,558
                                                    ________       ________

     Net cash provided by investing activities        99,852        234,558
                                                    ________       ________

Cash flows from financing activities:
     Distributions                                   (50,000)      (504,587)
     Redemptions of capital                             -            (5,772)
                                                    ________       ________

     Net cash used in financing activities           (50,000)      (510,359)
                                                    ________       ________

     Increase in cash and cash equivalents           263,563         89,443

     Cash and cash equivalents, beginning
      of period                                      462,633        716,019
                                                    ________       ________

     Cash and cash equivalents, end of period       $726,196       $805,462
                                                    ========       ========




The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND III, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1997

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

    The future approximate minimum rentals to be received on noncancellable operating leases as of June 30, 1997 are $78,000 for the remainder of the year ending December 31, 1997.


2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 6% of gross rental payments from equip-ment under operating leases for administrative and management services performed on behalf of the Fund.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 1997 and 1996:

                             Three Months Ended            Six Months Ended
                                   June 30                     June 30
                             1997          1996            1997        1996
                             ____          ____            ____        ____

   Management fee           $7,193      $11,038          $16,048     $28,165
   Reimbursable costs        6,569       10,178           11,840      24,533

                     FIDELITY LEASING INCOME FUND III, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at June 30, 1997 and December 31, 1996 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at June 30, 1997 and December 31, 1996 represent monies due to the General Partner for the fees and costs mentioned above, as well as rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

                      FIDELITY LEASING INCOME FUND III, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund III, L.P. had revenues of $239,555 and $204,426 for the three months ended June 30, 1997 and 1996, respectively and $390,456 and $689,458 for the six months ended June 30, 1997 and 1996, respectively. Rental income from the leasing of computer equipment accounted for 50% and 90% of total revenues for the second quarter of 1997 and 1996, respectively and 68% of total revenues for the first six months of both 1997 and 1996. The decrease in revenues during the six months ended June 30, 1997 is primarily attributable to a decrease in rental income caused by equipment which came off lease since the second quarter of 1996. Additionally, the Fund recognized a net gain on sale of equipment of $88,257 and $196,606 for the six months ended June 30, 1997 and 1996, respectively, which contributed to the overall decrease in revenues in 1997.

    Expenses were $48,671 and $90,868 during the three months ended June 30, 1997 and 1996, respectively and $91,161 and $180,868 for the first six months of 1997 and 1996, respectively. Depreciation expense comprised 43% and 55% of total expenses during the second quarter of 1997 and 1996, respectively and 46% and 56% of total expenses for the first six months of 1997 and 1996, respectively. The decrease in expenses between 1997 and 1996 is primarily attributable to a decrease in depreciation expense. The decrease in depreci-ation expense was caused by equipment which came off lease or became fully depreciated since the second quarter of 1996. Additionally, management fee to related party decreased in 1997 proportionate to the decrease in rental income, which also accounts for the overall decrease in expenses in 1997. Furthermore, the general and administrative expenses to related party incurred by the Fund decreased in the first six months of 1997 as compared to the same period in 1996 which contributed to the overall decrease in expenses in 1997, as well.

    For the three months ended June 30, 1997 and 1996, the Fund had net income of $190,884 and $113,558, respectively. For the six months ended June 30, 1997 and 1996, the Fund had net income of $299,295 and $508,590, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings
(loss) allocated to the General Partner were $21.39 and ($16.35) based on a weighted average number of equivalent limited partnership units outstanding of 8,835 and 9,377 for the quarter ended June 30, 1997 and 1996, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $34.04 and $3.90 based on a weighted average number of equivalent limited partnership units outstanding of 8,705 and 9,528 for the six months ended June 30, 1997 and 1996, respectively.

    The Fund generated cash from operations of $119,974 and $158,115, for the purpose of determining cash available for distribution during the second quarter of 1997 and 1996, respectively. There was no distribution made to partners for the three months ended June 30, 1997. A distribution of $314,346 was made to partners in August 1996 for the three months ended June 30, 1996. For the six months ended June 30, 1997 and 1996, the Fund generated cash from operations of $253,011 and $412,702, respectively. No cash distribution was made to partners for the six months ended June 30, 1997. For the six months ended June 30, 1996, a distribution of $254,587 was paid to partners during the six months ended June 30, 1996 and $314,346 was paid to partners in August 1996. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.






                                     8
                 FIDELITY LEASING INCOME FUND III, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

    The Fund's dissolution process continued during the first six months of 1997 and should be completed by December 31, 1997. Therefore, as leases expire, the General Partner will seek to sell the equipment at its market value.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the remainder of the dissolution period.













































                                           9
Part II:  Other Information


                      FIDELITY LEASING INCOME FUND III, L.P.

                                 June 30, 1997

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

            FIDELITY LEASING INCOME FUND III, L.P.




            8/13/97     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            8/13/97     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)




































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