Form 10-Q
period 1997-09-30
FIDELITY LEASING INCOME FUND III LP
filed 1997-11-13
CIK 786470

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

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

                  7004 West Butler Pike, Ambler, PA 19002
_______________________________________________________________________________
                (Address of principal executive offices)   (Zip code)

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

                       FIDELITY LEASING INCOME FUND III, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                         (Unaudited)               (Audited)
                                        September 30,             December 31,
                                            1997                      1996
                                        _____________             ____________

Cash and cash equivalents                 $854,781                  $462,633

Accounts receivable                             40                    27,153

Due from related parties                     3,592                     1,473

Equipment under operating leases
(net of accumulated depreciation
of $2,334,837 and $4,577,784,
respectively)                               28,243                   102,325
                                          ________                  ________

       Total assets                       $886,656                  $593,584
                                          ========                  ========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  4,516                  $ 19,702

     Accounts payable and
      accrued expenses                       5,624                    30,249

     Due to related parties                  6,213                     9,890
                                          ________                  ________

       Total liabilities                    16,353                    59,841

Partners' capital                          870,303                   533,743
                                          ________                  ________

          Total liabilities and
           partners' capital              $886,656                  $593,584
                                          ========                  ========












     The accompanying notes are an integral part of these financial statements.


                                         2


                       FIDELITY LEASING INCOME FUND III, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                      September 30             September 30
                                    1997        1996         1997        1996
                                    ____        ____         ____        ____

Income:
     Rentals                      $ 80,904    $158,851     $348,365   $628,263
     Interest                       10,260       7,205       24,514     28,817
     Gain on sale of equipment,
      net                           33,500      21,459      121,757    218,065
     Other                             138         475       20,622      2,303
                                  ________    ________     ________   ________

                                   124,802     187,990      515,258    877,448
                                  ________    ________     ________   ________


Expenses:
     Depreciation                   20,514      29,620       62,487    130,338
     General and administrative      5,232      17,674       26,532     45,125
     General and administrative
      to related party               6,937      10,569       18,777     35,103
     Management fee to related
      party                          4,854       9,531       20,902     37,696
                                  ________    ________     ________   ________

                                    37,537      67,394      128,698    248,262
                                  ________    ________     ________   ________

Net income                        $ 87,265    $120,596     $386,560   $629,186
                                  ========    ========     ========   ========


Net income (loss) per equivalent
  limited partnership unit        $   9.48    $ (16.15)    $  43.28   $( 11.64)
                                  ========    ========     ========   ========


Weighted average number of
  equivalent limited partnership
  units outstanding during
  the period                         9,117       9,053        8,842      9,369
                                  ========    ========     ========   ========








     The accompanying notes are an integral part of these financial statements.


                                         3

                       FIDELITY LEASING INCOME FUND III, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1997

                                     (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1997          $1,841     61,231    $531,902      $533,743

Cash distributions                (2,500)      -        (47,500)      (50,000)

Net income                         3,866       -        382,694       386,560
                                  ______     ______    ________      ________

Balance, September 30, 1997       $3,207     61,231    $867,096      $870,303
                                  ======     ======    ========      ========






































     The accompanying notes are an integral part of these financial statements.



                                         4
                       FIDELITY LEASING INCOME FUND III, L.P.

                              STATEMENTS OF CASH FLOWS

                For the nine months ended September 30, 1997 and 1996
                                     (Unaudited)

                                                      1997          1996
                                                      ____          ____
Cash flows from operating activities:
     Net income                                     $386,560      $629,186
                                                    ________      ________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                     62,487       130,338
     Gain on sale of equipment, net                 (121,757)     (218,065)
     (Increase) decrease in accounts receivable       27,113       295,041
     (Increase) decrease in due from related parties  (2,119)      (36,351)
     Increase (decrease) in lease rents
      paid in advance                                (15,186)     (292,344)
     Increase (decrease) in accounts payable
      and accrued expenses                           (24,625)       (7,833)
     Increase (decrease) in due to related parties    (3,677)      (15,100)
     (Increase) decrease in other, net                  -           (4,087)
                                                    ________      ________

                                                     (77,764)     (148,401)
                                                    ________      ________

     Net cash provided by operating activities       308,796       480,785
                                                    ________      ________


Cash flows from investing activities:
     Proceeds from sale of equipment                 133,352       281,433
                                                    ________      ________

     Net cash provided by investing activities       133,352       281,433
                                                    ________      ________

Cash flows from financing activities:
     Distributions                                   (50,000)     (818,933)
     Redemptions of capital                             -           (5,772)
                                                    ________      ________

     Net cash used in financing activities           (50,000)     (824,705)
                                                    ________      ________

     Increase (decrease) in cash and
      cash equivalents                               392,148       (62,487)

     Cash and cash equivalents, beginning
      of period                                      462,633       716,019
                                                    ________      ________

     Cash and cash equivalents, end of period       $854,781      $653,532
                                                    ========      ========


     The accompanying notes are an integral part of these financial statements.


                                         5
                       FIDELITY LEASING INCOME FUND III, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1997

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

1.  EQUIPMENT LEASED

    The remaining equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 14 to 48 months. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Currently, the Fund's policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. The General Partner continues the dissolution process for the Fund and intends to sell any remaining equipment in the fourth quarter of 1997.

    The future approximate minimum rentals to be received on noncancellable operating leases as of September 30, 1997 are $59,000 for the remainder of the year ending December 31, 1997.

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 6% of gross rental payments from equip-ment under operating leases for administrative and management services performed on behalf of the Fund.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 1997 and 1996:

                              Three Months Ended        Nine Months Ended
                                 September 30              September 30
                               1997         1996         1997        1996
                               ____         ____         ____        ____

     Management fee           $4,854      $ 9,531       $20,902    $37,696
     Reimbursable costs        6,937       10,569        18,777     35,103





                                6


                     FIDELITY LEASING INCOME FUND III, L.P.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at September 30, 1997 and December 31, 1996 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.

    Amounts due to related parties at September 30, 1997 and December 31, 1996 represents monies due to the General Partner for the fees and costs mentioned above, as well as rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.










































                                         7

                       FIDELITY LEASING INCOME FUND III, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund III, L.P. had revenues of $124,802 and $187,990 for the three months ended September 30, 1997 and 1996, respectively, and $515,258 and $877,448 for the nine months ended September 30, 1997 and 1996, respectively. Rental income from the leasing of computer equipment accounted for 65% and 84% of total revenues for the third quarter of 1997 and 1996, respectively and 68% and 72% for the first nine months of 1997 and 1996, respectively. The decrease in revenues during the nine months ended
September 30, 1997 is primarily attributable to a decrease in rental income caused by equipment which came off lease since the third quarter of 1996 because of the liquidation of the Fund's equipment portfolio. Additionally, the Fund recognized a net gain on sale of equipment of $121,757 and $218,065 for the nine months ended September 30, 1997 and 1996, respectively, which contributed to the overall decrease in revenues in 1997.

    Expenses were $37,537 and $67,394 during the three months ended
September 30, 1997 and 1996, respectively, and $128,698 and $248,262 for the first nine months of 1997 and 1996, respectively. Depreciation expense comprised 55% and 44% of total expenses during the third quarter of 1997 and 1996, respectively, and 49% and 53% of total expenses for the first nine months of 1997 and 1996, respectively. The decrease in expenses between 1997 and 1996 is primarily attributable to a decrease in depreciation expense. The decrease in depreciation expense was caused by equipment which came off lease or became fully depreciated since the third quarter of 1996. Additionally, management fee to related party decreased in 1997 proportionate to the decrease in rental income, which also accounts for the overall decrease in expenses in 1997. Furthermore, the general and administrative expenses and general and administrative expenses to related party decreased in the first nine months of 1997 as compared to the same period in 1996 because of the dissolution of the Fund in the current year. This decrease contributed to the overall decrease in expenses in 1997, as well.

    For the three months ended September 30, 1997 and 1996, the Fund had net income of $87,265 and $120,596, respectively. For the nine months ended September 30, 1997 and 1996, the Fund had net income of $386,560 and $629,186, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner were $9.48 and ($16.15) based on a weighted average number of equivalent limited partnership units outstanding of 9,117 and 9,053 for the quarter ended September 30, 1997 and 1996, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $43.28 and ($11.64) based on a weighted average number of equivalent limited partnership units outstanding of 8,842 and 9,369 for the nine months ended September 30, 1997 and 1996, respectively.












                                        8

                       FIDELITY LEASING INCOME FUND III, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated cash from operations of $74,279 and $128,757, for the purpose of determining cash available for distribution during the third quarter of 1997 and 1996, respectively. There was no distribution made to partners for the three months ended September 30, 1997. A distribution of $314,345 was made to partners subsequent to September 30, 1996 for the three months ended September 30, 1996. For the nine months ended September 30, 1997 and 1996, the Fund generated cash from operations of $327,290 and $541,459, respectively. No cash distribution was made to partners for the nine months ended September 30, 1997. For the nine months ended September 30, 1996, a distribution of $568,932 was paid to partners during the nine months ended September 30, 1996 and $314,345 was paid to partners subsequent to September 30, 1996. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund's dissolution process continued during the first nine months of 1997 and should be completed by December 31, 1997. Therefore, as leases expire, the General Partner will seek to sell the equipment at its market value.

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

                                 September 30, 1997

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

                       FIDELITY LEASING INCOME FUND III, L.P.




          11/13/97    By:  Freddie M. Kotek
          ________         _____________________________
          Date             Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




          11/13/97    By:  Marianne T. Schuster
          ________         _____________________________
          Date             Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)





































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