Form 10-K
period 1997-12-31
FIDELITY LEASING INCOME FUND III LP
filed 1998-03-27
CIK 786470

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1997

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

    3 North Columbus Blvd., Philadelphia, Pennsylvania 19106
_________________________________________________________________
  (Address of principal executive offices)          (Zip Code)

                         (215) 574-1636
_________________________________________________________________
      (Registrant's telephone number, including area code)

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

The number of outstanding limited partnership units of the Registrant at December 31, 1997 is 61,231.

There is no public market for these securities.

The index of Exhibits is located on page 9.
1

                                PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund III, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1985 and acquired equipment, primarily computer equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, data processing and office equipment, which was leased to third parties on a short-term basis. The Fund's principal objective was to generate leasing revenues for distribution. The Fund managed equipment, released or disposed of equipment as it came off lease in order to achieve its principal objective. The Fund did not borrow funds to purchase equipment.

     The Fund closed on April 30, 1987 and raised approximately $35,000,000 of proceeds through the sale of limited partnership units. Equipment of approximately $46,000,000 was purchased through 1997 with the proceeds raised, and also with cash distributions which were reinvested by partners and cash from operations which was not distributed to partners. As of December 31, 1997, the Fund's equipment portfolio has been liquidated.

     The Fund generally acquired equipment subject to a lease. Purchases of equipment for lease were made through equipment leasing brokers, under a sale-leaseback arrangement directly from lessees owning equipment, from the manufacturer either pursuant to a purchase agreement relating to significant quantities of equipment or on an ad hoc basis to meet the needs of a particular lessee.

     The equipment acquired was generally leased under operating leases. Operating leases provided the Fund, as lessor, aggregate rental payments in an amount that is less than the purchase price of the equipment. Operating leases represented a greater risk but with the potential for increased returns, depending on the realization of renewal and remarketing results, as compared to full payout leases. Full payout leases were generally for longer initial terms whereby the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment. Due to technological, competitive, market and economic factors, the Fund experienced renewals and remarketing of leases at lower rental rates and residual values than was forecasted at the inception of the leases.

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

     The Fund did not have any employees. All persons who worked on the Fund were employees of the General Partner.

Item 2.  PROPERTIES

     During 1997, the General Partner liquidated all remaining properties owned by the Fund.


Item 3.  LEGAL PROCEEDINGS

     Not applicable.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) The Fund's limited partnership units were not publicly traded. There was no market for the Fund's limited partnership units.

     (b)  Number of Equity Security Holders:

                                       Number of Partners
         Title of Class              as of December 31, 1997

     Limited Partnership Interests            2,078

     General Partnership Interest                 1

Item 6.  SELECTED FINANCIAL DATA

                                             For the Years Ended December 31,

                              1997         1996          1995          1994           1993
Total Income              $  626,842    $1,054,992    $2,043,528    $3,819,594     $4,494,595
Net Income                   484,172       736,261       925,528       693,878        725,087
Distributions to
 Partners                  1,017,915     1,133,278     2,423,671     4,154,686      5,521,419
Net Income (Loss) Per
 Equivalent Limited
 Partnership Unit              53.26         (0.49)        87.50         43.18          27.52
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                      8,191         9,138        10,161        15,240         24,357


                                                        December 31,

                             1997           1996          1995          1994          1993
Total Assets               $   -          $593,584     $1,351,877    $2,617,225    $6,315,363
Equipment under Operating
 Leases and Equipment
 Held for Sale or
 Lease (Net)                   -           102,325        323,565     1,641,892     4,283,142
Limited Partnership
 Units                       61,231         61,231         61,743        62,215        63,209
Limited Partners              2,078          2,078          2,098         2,110         2,123

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	The significant decrease in revenues and expenses in 1997 and 1996 is primarily due to the dissolution process of the Fund that commenced in 1995 and was completed during the fourth quarter of 1997. Equipment was sold to the end user at lease expiration or packaged and sold prior to lease expiration for the present value of the remaining lease payments plus the forecasted future residual value.

     The Fund had revenues of $626,842, $1,054,992 and $2,043,528 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in revenues between 1997, 1996 and 1995 is primarily caused by the decrease in rental income because of lease terminations and sales of equipment. Rental income from the leasing of computer equipment accounted for 56%, 74% and 87% of total income in 1997, 1996 and 1995, respectively.

     Expenses were $142,670, $318,731 and $1,118,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Depreciation expense comprised 44%, 50% and 63% of total expenses in 1997, 1996 and 1995, respectively. The decrease in expenses between these years is directly related to the decrease in depreciation expense because of equipment which came off lease and was terminated or sold. Additionally, the reduction in management fees to related party, resulting from the decrease in rental income also contributed to the decrease in total expenses in 1997 and 1996. Furthermore, the decrease in general and administrative expenses resulting from the dissolution of the Fund also accounted for the overall decrease in expenses in 1997 and 1996. In 1995, the Fund charged approximately $141,000 to write-down of equipment to net realizable value.
In 1997 and 1996, there was no charge to write-down of equipment to net realizable value. The Fund's practice was to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, was to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In accordance with Generally Accepted Accounting Principles, the Fund wrote down its rental equipment to its estimated net realizable value when the amounts were reasonably estimated and only recognized gains upon actual sale of its rental equipment.

	The Fund's net income was $484,172, $736,261 and $925,528 for the years ended December 31, 1997, 1996 and 1995, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $53.26, ($0.49) and $87.50 for the years ended December 31, 1997, 1996 and 1995, respectively. The weighted average number of equivalent limited partnership units outstanding were 8,191, 9,138 and 10,161 for 1997, 1996 and 1995, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

     The Fund generated funds from operations, for the purpose of determining cash available for distribution, of $325,865, $672,902 and $1,556,199 and declared distributions of $967,915, $933,278 and $1,892,377 to partners for 1997, 1996 and 1995, respectively. The distributions for 1997, 1996 and 1995 include $642,050, $260,376 and $336,178, respectively, of sales proceeds and cash available from previous years which had not been distributed. For financial statement purposes, the Fund recorded cash distributions to partners on a cash basis in the period in which they were paid. During the fourth quarter of 1996, the General Partner revised its policy regarding cash distributions so that the distributions more accurately reflected the net income of the Fund over the most recent twelve months.



Analysis of Financial Condition

     The Fund's equipment portfolio was liquidated as of December 31, 1997.

     The cash position of the Fund was reviewed daily and cash was invested on a short-term basis.




Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this report commencing on page F-1.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     F.L. Partnership Management, Inc.(FLPMI) is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Directors and Executive Officers of FLPMI are:

     FREDDIE M. KOTEK, age 41, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1993. Senior Vice President and Chief Financial Officer of Paine Webber Properties from 1990 to 1991.

     MICHAEL L. STAINES, age 48, Director and Secretary of FLPMI since September 1995 and Senior Vice President and Secretary of Resource America, Inc. since 1989.

     SCOTT F. SCHAEFFER, age 35, Director of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. Vice President-Real Estate of Resource America, Inc. and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1992. Vice President of the Dover Group, Ltd. (a real estate investment company) from 1985 to 1992.

     Others:

     STEPHEN P. CASO, age 42, Vice President and General Counsel of FLPMI since 1992.

     MARIANNE T. SCHUSTER, age 39, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 30, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1997:

         Name of Individual or        Capacities in
         Number in Group              Which Served        Compensation

         F.L. Partnership
         Management, Inc.             General Partner      $20,957(1)
                                                           =======

     (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 1997, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1997, the Fund was charged $20,957 of management fees by the General Partner.

     During the year ended December 31, 1997, the General Partner received $49,790 of cash distributions.

     The Fund incurred $26,927 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1997.

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

Dated March 26, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:

Signature                     Title                              Date



Freddie M. Kotek
___________________________  Chairman of the Board of Directors 3-26-98
Freddie M. Kotek             and President of F.L. Partnership
                             Management, Inc. (Principal Executive
                             Officer)



Michael L. Staines
___________________________  Director of F.L. Partnership       3-26-98
Michael L. Staines           Management, Inc.



Marianne T. Schuster
___________________________  Vice President and Controller      3-26-98
Marianne T. Schuster         of F.L. Partnership Management,
                             Inc. (Principal Financial
                             Officer)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                               Pages

Report of Independent Certified Public Accountants             F-2

Balance Sheets as of December 31, 1997 and 1996                F-3

Statements of Operations for the years ended                   F-4
  December 31, 1997, 1996 and 1995

Statements of Partners' Capital for the years ended            F-5
  December 31, 1997, 1996 and 1995

Statements of Cash Flows for the years ended                   F-6
  December 31, 1997, 1996 and 1995

Notes to Financial Statements                                  F-7 - F-11











All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund III, L.P.


     We have audited the accompanying balance sheets of Fidelity
Leasing Income Fund III, L.P. as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ending December 31, 1997. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund III, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 17, 1998

                     FIDELITY LEASING INCOME FUND III, L.P.

                                    BALANCE SHEETS

                                       ASSETS


                                                            December 31,
                                                    1997                   1996
Cash and cash equivalents                        $   -                   $462,633

Accounts receivable                                  -                     27,153

Due from related parties                             -                      1,473

Equipment under operating leases
 (net of accumulated depreciation
 of $- and $4,102,935, respectively)                 -                    102,325
                                                 ________                 _______

            Total assets                         $   -                   $593,584
                                                 ========                ========


                              LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
     Lease rents paid in advance                 $   -                   $ 19,702

     Accounts payable and
      accrued expenses                               -                     30,249

     Due to related parties                          -                      9,890
                                                 ________                ________

            Total liabilities                        -                     59,841

Partners' capital                                    -                    533,743
                                                 ________                ________

            Total liabilities and
             partners' capital                   $   -                   $593,584
                                                 ========                ========












   The accompanying notes are an integral part of these financial statements.

                                FIDELITY LEASING INCOME FUND III, L.P.

                                STATEMENTS OF OPERATIONS

                                                For the years ended December 31,

                                               1997            1996           1995
Income:
  Rentals                                     $349,279      $  785,705     $1,775,370
  Interest                                      36,080          26,343	         38,394
  Gain on sale of equipment, net               220,793         221,231        215,441
  Other                                         20,690          21,713         14,323
                                              ________      __________     __________

                                               626,842       1,054,992      2,043,528
                                              ________      __________     __________


Expenses:
  Depreciation                                  62,486         157,872        704,856
  Write-down of equipment to
   net realizable value                           -               -   	        141,256
  General and administrative                    32,300         76,299	        118,098
  General and administrative to
   related party                                26,927          37,418         47,576
  Management fee to related party               20,957          47,142        106,214
                                              ________      __________     __________

                                               142,670         318,731      1,118,000
                                              ________      __________     __________

  Net income                                  $484,172      $  736,261     $  925,528
                                              ========      ==========     ==========


  Net income (loss) per equivalent
   limited partnership unit                   $  53.26      $    (0.49)    $    87.50
                                              ========      ==========     ==========



  Weighted average number of
   equivalent limited partnership units
   outstanding during the year                   8,191           9,138         10,161
                                              ========      ==========     ==========







   The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND III, L.P.

                            STATEMENTS OF PARTNERS' CAPITAL
                  For the years ended December 31, 1997, 1996 and 1995


                                         General     Limited Partners
                                         Partner    Units        Amount      Total
                                         _______    ___________________      _____

Balance, January 1, 1995                 $  7,154    62,215  $2,437,480   $2,444,634

Redemptions                                  -         (472)     (9,959)      (9,959)

Cash distributions                        (31,706)     -     (2,391,965)  (2,423,671)

Net income                                 36,393      -        889,135      925,528
                                         ________   _______  __________   __________

Balance, December 31, 1995                 11,841    61,743     924,691      936,532

Redemptions                                  -         (512)     (5,772)      (5,772)

Cash distributions                       (750,778)     -       (382,500)  (1,133,278)

Net income (loss)                         740,778      -         (4,517)     736,261
                                         ________   _______  __________   __________

Balance, December 31, 1996                  1,841    61,231     531,902      533,743

Cash distributions                        (49,790)  (61,231)   (968,125)  (1,017,915)

Net income                                 47,949      -        436,223      484,172
                                         ________   _______  __________   __________

Balance, December 31, 1997               $      0         0  $        0   $        0
                                         ========   =======  ==========   ==========




















   The accompanying notes are an integral part of these financial statements.

                           FIDELITY LEASING INCOME FUND III, L.P.

                                 STATEMENTS OF CASH FLOWS

                                                        For the years ended December 31,

                                                        1997          1996         1995
Cash flows from operating activities:
   Net income                                          $  484,172    $  736,261   $  925,528
                                                       __________    __________   __________
   Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                            62,486       157,872      704,856
   Write down of equipment to net realizable value           -             -         141,256
   Gain on sale of equipment, net                        (220,793)     (221,231)    (215,441)
   (Increase) decrease in accounts receivable              27,153       274,601     (133,587)
   Increase (decrease) in lease rents
    paid in advance                                       (19,702)     (355,946)     261,045
   Increase (decrease) in other, net                      (38,666)        9,508        6,499
                                                       __________    __________   __________

                                                         (189,522)    (135,196)      764,628
                                                       __________    __________   __________

   Net cash provided by operating activities              294,650       601,065    1,690,156
                                                       __________    __________   __________

Cash flows from investing activities:
   Acquisition of equipment                                  -             -          (1,984)
   Proceeds from sale of equipment                        260,632       284,599      689,640
                                                       __________    __________   __________

   Net cash provided by investing activities              260,632       284,599      687,656
                                                       __________    __________   __________

Cash flows from financing activities:
   Distributions                                       (1,017,915)   (1,133,278)  (2,423,671)
   Redemptions of capital                                    -           (5,772)      (9,959)
                                                       __________    __________   __________

   Net cash used in financing activities               (1,017,915)   (1,139,050)  (2,433,630)
                                                       __________    __________   __________

   Decrease in cash and cash equivalents                 (462,633)     (253,386)     (55,818)

   Cash and cash equivalents, beginning of year           462,633       716,019      771,837
                                                       __________    __________   __________

   Cash and cash equivalents, end of year              $     -       $  462,633   $  716,019
                                                       ==========    ==========   ==========











   The accompanying notes are an integral part of these financial statements.



                   FIDELITY LEASING INCOME FUND III, L.P.

                       NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION AND DISSOLUTION

Fidelity Leasing Income Fund III, L.P. (the "Fund") was formed in December
1985.  The General Partner of the Fund is F.L. Partnership Management,
Inc. (FLPMI), which is a wholly owned subsidiary of Resource Leasing Inc., a wholly owned subsidiary of Resource America, Inc. The Fund was managed by the General Partner. The Fund's limited partnership interests were not publicly traded. There was no market for the Fund's limited partnership interests. During 1997, the General Partner completed the dissolution process of the Fund. The remaining equipment was sold during the year and all remaining cash was distributed to partners.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consisted principally of temporary cash investments. The
Fund placed its temporary investments in bank repurchase agreements.

Concentrations of credit risk with respect to accounts receivables were limited due to the dispersion of the Fund's lessees over different industries and geographies.

Impairment of Long-Lived Assets

Effective January 1, 1996, the Fund adopted Statement of Financial
Accounting Standard (SFAS) No. 121 "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard provides guidance on when to recognize and how to measure impairment losses of long-lived assets and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121 had no impact on the net income of the Fund.

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








                   FIDELITY LEASING INCOME FUND III, L.P.

                  NOTES TO FINANCIAL STATEMENTS (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Leases

The Fund's leasing operations consisted only of operating leases. The cost of the leased equipment was recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to six years.
Acquisition fees associated with lease placements were allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consisted primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund would not recover all of the undepreciated cost and related expenses of its rental equipment and was prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated depreciation was removed from the accounts and the resulting gain or loss, if any, was reflected in income.

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

Reclassification

Certain amounts on the 1996 and 1995 financial statements have been reclassified to conform to the presentation in 1997.









                  FIDELITY LEASING INCOME FUND III, L.P.

                NOTES TO FINANCIAL STATEMENTS (Continued)


3.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

Cash distributions (except for the period from January 1, 1992 through June 30, 1995), if any, were made quarterly as follows: 95% to the Limited
Partners and 5% to the General Partner, until the Limited Partners have received an amount equal to the purchase price of their Units, plus a 10% compounded Priority Return (an amount equal to 10% compounded annually on the portion of the purchase price not previously distributed); thereafter, 90% to the Limited Partners and 10% to the General Partner. During the year ended December 31, 1996, the General Partner received cash distribu-tions of $730,646 representing the remaining portion of the 5% of cash distributions which the General Partner was entitled to receive in accordance with the Partnership Agreement for prior periods.

Net Losses were allocated 99% to the Limited Partners and 1% to the General
Partner. The General Partner was allocated Net Income equal to its cash distributions, but not less than 1% of Net Income, with the balance allocated to the Limited Partners.

Net Income (Losses) allocated to the Limited Partners were allocated to individual limited partners based on the ratio of the daily weighted average partner's net capital account balance (after deducting related commission expense) to the total daily weighted average of the Limited
Partners' net capital account balances.


4.  EQUIPMENT UNDER OPERATING LEASES

Equipment on lease consisted primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM.
The lessees had agreements with the manufacturer to provide maintenance for the leased equipment.

In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. There was no charge to write-down of equipment to net realizable value during the twelve months ended December 31, 1997 and 1996. In 1995, approximately $141,000 was charged to write-down of equipment to net realizable value.


5.  RELATED PARTY TRANSACTIONS

The General Partner received 6% of gross rental payments from equipment under operating leases for administrative and management services performed on behalf of the Fund.




                     FIDELITY LEASING INCOME FUND III, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)


5.  RELATED PARTY TRANSACTIONS (Continued)

Additionally, the General Partner and its parent company were reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs charged by the General Partner and its parent company during the years ended December 31:

                                       1997        1996        1995

     Management fee                  $20,957     $47,142    $106,214
     Reimbursable costs               26,927      37,418      47,576

During 1997, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America, Inc. serves as a director.

Amounts due from related parties at December 31, 1996 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

Amounts due to related parties at December 31, 1996 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.


6.  MAJOR CUSTOMERS

For the year ended December 31, 1997, four customers accounted for approxi-mately 38%, 17%, 15% and 13% of the Fund's rental income. For the year ended December 31, 1996, two customers accounted for approximately 25% and 17% and two customers accounted for approximately 12% each of the Fund's rental income. For the year ended December 31, 1995, three customers accounted for approximately 21%, 19% and 11% of the Fund's rental income.
















                     FIDELITY LEASING INCOME FUND III, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)


7.  CASH DISTRIBUTIONS

Below is a summary of the quarterly cash distributions made to partners during the years ended December 31:

Month of Distribution                     1997          1996        1995
             February                  $   50,000    $  250,000  $  781,294
             May                             -          254,587     973,400
             August                          -          314,346     482,233
             November                     967,915       314,345     186,744
                                       __________    __________  __________

                                       $1,017,915    $1,133,278  $2,423,671
                                       ==========    ==========  ==========


































